Form 10-K
period 1993-12-31
STARRETT HOUSING CORP
filed 1994-03-30
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1993

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from __________ to __________

Commission file number 1-6736

                          STARRETT HOUSING CORPORATION

             (Exact name of Registrant as specified in its charter)

NEW YORK                                                              13-5411123
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

909 THIRD AVENUE, NEW YORK, NEW YORK                                       10022
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                 (212)751-3100

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                          on which registered
Common Stock - par value $1.00 per share                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of recipient's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price on the American Stock Exchange on March 16, 1994: $22,077,382 (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares owned by directors, officers and 5% shareholders of the Registrant; certain of such persons disclaim that they are affiliates of the Registrant.)

Number of shares of Common Stock outstanding at December 31, 1993:  6,566,402

Documents incorporated by reference: Portions of the definitive proxy statement of Registrant in connection with its 1994 Meeting of Shareholders incorporated by reference in Part III.

PART I

Item 1.  Business

                 Starrett Housing Corporation was organized in New York in 1922. Through its subsidiary Levitt Corporation ("Levitt"), the Company engages in the construction and sale of single-family homes and garden apartments in the United States and Puerto Rico. See "Levitt Corporation." Over the years Starrett and its subsidiaries have constructed a wide range of office, industrial, public and institutional buildings, among the most notable being the Empire State Building, the AT&T World Headquarters, Citicorp Center, Chemical Bank World Headquarters and the New York State Javits Convention Center, and many well-known residential communities and developments, including Starrett City, Manhattan Park at Roosevelt Island and Trump Tower in New York City. The Company today is actively engaged in various construction, development, management and related businesses. See "Starrett's Construction Activities," "Development Activities" and "Management and Rental Services."

                 Unless the context otherwise requires, references to the "Company," the "Registrant" or "Starrett" include Starrett Housing Corporation and/or one or more of its subsidiaries.

                 Levitt Corporation

                 Levitt's operations include sale of single family detached homes and garden apartments, development of rental apartments, mortgage banking and the development and management of senior citizen health and congregate care facilities.

                 Housing

                 Levitt's residential housing operations are concentrated in Florida and Puerto Rico. In Puerto Rico, Levitt believes it is the largest home builder and has been active on the island since 1960. Florida operations were started in 1978 and are currently conducted on Florida's southeast and southwest coasts.

                 During 1993, several new sites were acquired in Florida which were opened or are scheduled for opening for sales in 1994. Although these projects are in the beginning phase of marketing, there has been a strong initial response from home-buyers to these new subdivisions. During 1994, Levitt expects an increase in sales resulting from these new subdivisions in Florida. Additionally, as the older projects are being completed, contracts are being entered into for new sites.

                 Levitt has concentrated its significant Puerto Rican homebuilding activities in the greater San Juan area. In recent years, Puerto Rico operations have provided the majority of revenue and profits for Levitt. Levitt has a major development called Encantada and other subdivisions in the San Juan metropolitan area.

                 Encantada is a planned unit development located in a suburb of San Juan with excellent access to schools, shopping and business centers.

                 Encantada is planned for 2,600 homes of which more than 1,300 homes have been contracted for sale with over 1,000 deliveries as of February 28, 1994. Both single family homes and garden apartments are offered for sale at various prices in the community. The Company believes that Encantada's success can be attributed to the quality of the community, quality of the housing and the family lifestyle provided. With approximately 1,300 more homes to be sold, Encantada, together with the region's other projects, is expected to continue as an important source of revenues and profits for the Company.

                 With the new Florida developments being introduced during 1994, Levitt's domestic operations are expected to be profitable and Puerto Rico should maintain its level of profitability.

                 Levitt's performance in 1993 reflects the finalization of its program involving the disposition of high cost land in Virginia, New York and New Jersey as these areas were phased out. The disposition of land by selling and constructing homes at reduced prices resulted in a loss or minimal profit, but accelerated the receipt of cash from such dispositions. The disposition program has been virtually completed in 1993.

                 Levitt's business is affected by other issues such as housing affordability, increased land costs, legislative growth restrictions, sewer and water moratoriums, possible changes in the Internal Revenue Code, including changes in Section 936 of the Internal Revenue Code relating to the taxability of corporations doing business in Puerto Rico, and increasing infrastructure demands.

                 Levitt's backlog of homes contracted for sale at December 31, 1993 was $32,320,000 compared to $33,765,000 at December 31, 1992. Backlog consists of units which are under sales contract but where title has not yet passed, and comprises completed and uncompleted houses as well as houses where construction has not yet begun.

                 The following table sets forth information concerning homes contracted for sale (net of cancellations during each period), housing units delivered (construction completed and title passed), and backlog:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                      1993             1992              1991
                                                                      ----             ----              ----

                                                                        (000's omitted from dollar amounts)
Homes contracted (net of cancellations)
  for sale during period:
         Units                                                          626              644              550
         Dollar amount (estimated)                                    $88,089          $83,991          $62,890

Homes delivered during period:
         Units                                                          666              592              563
         Revenues                                                     $89,534          $77,269          $68,896

Backlog at end of period:
         Units                                                          232              272              220
         Dollar amount (estimated)                                    $32,320          $33,765          $27,043

                 The Company's backlog at February 28, 1994 increased significantly from the amount at December 31, 1993 and February 28, 1993. This increase is attributable to the higher level of sales experienced in the Company's new projects in Florida and Puerto Rico.

                                                                           1994             1993
                                                                           ----             ----
Backlog at February 28:
         Units                                                              429              337
         Dollar amount (estimated)                                       $63,179          $42,943

                 The backlog as of February 28, 1994 includes 23 units under contract with a contract value of $3,500,000 relating to a joint venture in which the Company has a 50% interest.

                 After the initial contract has been received, contracts for the sale of houses may be canceled at or prior to closing for various reasons, including failure of the buyer to make the remainder of the required contract deposit or qualify for mortgage financing and default by the buyer. Levitt retains the buyer's deposit only if cancellation results from default by the buyer, except in Puerto Rico where under local law Levitt can retain only a portion of the deposit. When computing homes contracted for sale and backlog, Levitt makes no deduction for future cancellations, but nets cancellations as they occur against sales contracts. Levitt generally estimates that of the sales contracts entered into by buyers, approximately 65% have historically resulted in delivered homes. Contracts of sale are not recorded as revenues until the houses have been completed and title delivered.

                 Levitt generally builds subdivisions on undeveloped suburban land having access to water and sewer services, although it does occasionally purchase fully developed land. Development plans must be approved by local authorities, which may take two years or more after the signing of a purchase contract. See "Regulation of the Company's Activities," page 8.

                 Levitt provides home purchasers with warranties against construction defects for a period of up to two years from the date of purchase. In Puerto Rico there is a statutory warranty for certain construction defects which appear generally within ten years after completion.

                 Rental Apartment Development

                 In 1991, Levitt, in joint venture with an established apartment developer, constructed its first apartment project in Florida. This 224 unit apartment complex was completed and sold in 1992 to an institutional investor at a substantial profit. The Company and the joint venture partner have completed a second complex and have contracted to sell it to an institutional investor at a profit in 1994. A third development with Levitt's joint venture partner is scheduled to begin in the second quarter of 1994 and a fourth project is projected to begin in the last quarter of 1994.

                 Levitt's current policy is to develop, lease and sell the apartment projects and not hold them for investment. The apartment development program is an integral part of Levitt's business and is anticipated to provide it with a continuous source of income. It is the Company's plan to develop at least one or more apartment projects each year.

                 Mortgage Banking

                 Levitt Mortgage Corp. ("Mortgage") is a full service mortgage lender that processes and originates loans in Puerto Rico and processes mortgage loans domestically. Mortgage is a designated approved direct endorser of FHA loans in Puerto Rico but does not service loans.

                 In Puerto Rico, Mortgage also acts as a mortgage banker for third parties and processes and issues the mortgages it underwrites. These mortgages are sold to investors in accordance with firm purchase commitments with the investors. Mortgages are solicited through four offices in the San Juan area. Mortgage is the fifth largest mortgage banker in Puerto Rico.

                 Health Care Facilities and Management

                 Levitt Care Corporation ("Care") develops and manages adult congregate care ("ACLF") and assisted living facilities ("AL"). In 1987, the Company developed Northpark, a 376 unit ACLF in Hollywood, Florida. The facility was sold in 1989, and Care continues to manage it. Care is seeking to acquire existing ACLFs and AL facilities to rehabilitate and market them on a profitable basis and to develop sites for AL complexes.

                 The facilities provide the resident, on a rental basis, meal service, weekly cleaning of the residents apartment, social activities and scheduled transportation to doctors' offices, shopping and cultural events. The rental cost of an apartment, is based on the size of the unit and the level of service required by the resident. In addition to the independent level of care in Northpark, an assisted living facility is available to the residents. This facility serves those individuals that require a greater level of care; such as assistance with bathing, dressing and eating.

                 Management believes that the growing elderly population will increase the need for ACLF and AL facilities. Therefore, Care is seeking opportunities to expand in these areas.

                 Development Activities

                 In its development activities, the Company's services, in addition to those of a construction manager or general contractor, may include initial planning and development, acquisition of the property, arranging for financing and ownership of the project typically through general or limited partnerships, and providing management, consulting and related services. The Company anticipates marketing its development projects to investors or other purchasers, based principally on cash flow, capital appreciation and other non-tax considerations, and may in some instances retain ownership of such projects. In connection with its sale of projects, the Company may provide guarantees of completion and cash flow for varying periods. The Company has focused its development efforts in the areas of rental housing and projects sponsored by municipalities.

                 The Company is proceeding with certain development projects. While the Company has generally been successful in developing such projects, these projects are in differing stages of development, and there can be no assurance that any particular project will be completed.

                 Ownership of Partnership Interests

                 The Company reviews from time to time projects in which it acts as a general partner or in which it has an equity interest (which for the most part have a low income tenancy subsidized in whole or in part by government-assistance programs) to determine the possibility of refinancing, resyndicating, selling, converting to condominiums, or co-oping such projects to obtain fees and other economic benefits.

                 The Company has three projects located on the Upper West Side of Manhattan, in which it has a 50% residual partnership interest, with respect to which the Company has made application for incentives under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). LIHPRHA provides owners of certain federally subsidized projects with financial incentives in return for their agreement to continue the use of a project as affordable housing in lieu of converting the project to fair-market rentals or ownership. The financial incentives are designed to provide an owner with the approximate economic equivalent of what an owner would have received had the project discontinued its low income use and converted to a market rate rental or ownership, based upon an appraisal valuation and underwriting process set forth in the statute regulations and HUD guidelines.

                 In May 1992, the Company commenced processing the first of its projects with the United States Department of Housing and Urban Development ("HUD"). On April 28, 1993, HUD provided the Partnership with a Value Determination Letter establishing a substantial value for the project, and in August and October 1993 HUD provided technical comments on the Plan of Action necessary to complete the processing. HUD has notified the Company that it is reversing its prior Value Determination and consequently will require the Partnership to reprocess the project, using a different formula for valuation, presently being developed by HUD. Under HUD's revised formula, the project may have a substantially diminished value. The Company disagrees with the reversal of HUD's prior Value Determination position, has so notified HUD and discussions are in process regarding this matter. In light of the foregoing, the amount of cash proceeds and profits, if any, the Company could receive for its 50% residual interest in the project as well as the time required to complete the processing is uncertain. The revised HUD position also affects processing under LIHPRHA for the two similar projects in which the Company owns a 50% residual interest located on the Upper West Side of Manhattan. If sustained, the revised HUD position will affect all New York projects of a similar nature.

                 Starrett's Construction Activities

                 Through its HRH Construction Corporation subsidiary ("HRH"), the Company primarily acts as construction manager in the construction of institutional, office and residential projects, most of which are located in the New York Metropolitan area. HRH builds projects either as a construction manager on a cost plus fee basis or a general contractor in which case it assumes the construction risk. The construction management and general contracting fees and other income earned by HRH during 1993, 1992 and 1991 were $4,000,000, $5,396,000 and $8,117,000, respectively. See "Segment
Information," page 8.

                 As a result of the economic slowdown, HRH has focused its activities on institutional construction and construction funded by City, State and Federal governments and is seeking to diversify into new areas of construction, all of which are subject to intense competition.

                 In the case of projects where HRH acts as general contractor rather than construction manager (which has included projects in which the Company acts as a developer or has an ownership interest), the Company is required from time to time, as is customary in projects of this kind, to furnish payment and performance bonds assuring payment to subcontractors. The Company believes its bonding capacity is adequate for both present and projected requirements. The aggregate amount of bonds or other security the Company can obtain at any one time is dependent upon its overall financial strength.

                 HRH's estimated backlog of fees for development work and uncompleted construction in connection with construction projects, including fees for projects where development work has begun but contracts have not yet been executed, was $8,151,000 at December 31, 1993 as compared to $8,158,000 and $9,409,000 at the end of 1992 and 1991, respectively. HRH is actively seeking to increase its backlog of business, particularly in the governmental and institutional sectors.

                 Management and Rental Services

                 Grenadier Realty Corp. ("Grenadier") is licensed in New York, New Jersey and Connecticut and manages many different properties with rental, condominium and cooperative residential units, commercial and retail space, and garage parking. Grenadier provides a full range of real estate management services, including on-site administration, accounting, security, maintenance, procurement, capital budgeting and owner and tenant communication programs to private owners and to governmental and institutional property owners as well as banks and thrift institutions. Grenadier operates two power plants and provides technical services for the development of energy conservation programs. In addition, Grenadier provides technical support for the implementation and operation of reliable, cost-effective electrical and mechanical building systems. Grenadier also designs security systems and provides security services to a variety of residential, commercial and industrial clients.

                 Regulation of the Company's Activities

                 The development business and home building industry in which the Company is engaged have, in the last several years, become subject to increased environmental, building, land use, zoning and sales regulations administered by various federal, state and local authorities, which affect construction activities as well as sales activities and other dealings with customers. Additionally, sewer moratoriums have been imposed from time to time in Puerto Rico which have caused delays in the delivery of homes to customers. The Company must obtain for its development and housing activities the approval of numerous governmental authorities which often have wide discretion in such matters. Changes in local circumstances or applicable law may necessitate applications for additional approvals or the modification of existing approvals. Compliance with these regulations has extended the time required to market projects by prolonging the time between the initiation of projects and the commencement and completion of construction. The Company is currently in various stages of securing governmental approvals for its development and homebuilding projects. Delay or inability to obtain all required approvals for a project could have a materially adverse effect on the marketability or profitability of such a project.

                 Segment Information

                 The Company's operations consist of (i) the development, management and ownership of real estate properties; (ii) the single-family home and garden apartment business conducted through its Levitt subsidiary; and
(iii) the supplying of construction services through its HRH subsidiary. The Company groups its business into these three segments. The following table sets forth the Company's revenues and operating profit attributable to the respective segments of its operations for each of the years 1991 through 1993, and the identifiable assets attributable to the respective segments as at the end of each of those years:

                                                                  (Dollars in Thousands)

                                                 Development                                         HRH
                                               Management and            Levitt                 Construction
1993                                             Ownership            Corporation               Corporation
- - ----                                           --------------         -----------               ------------
Revenues                                           $24,504               $93,678                    $4,000
Operating Profit (loss)                              2,600                 4,257                      (372)
Identifiable Assets                                 25,797                86,300                     8,187

1992
- - ----
Revenues                                           $23,487               $82,972                   $ 5,396
Operating Profit                                     2,435                   864                       283
Identifiable Assets                                 31,299                94,335                    11,104

1991
- - ----

Revenues                                           $30,327               $72,645                   $ 8,117
Operating Profit (loss)                              9,749                (4,575)                      243
Identifiable Assets                                 39,767                99,164                    11,359

                 Operating profit is comprised of revenues less operating expenses. In computing operating profit, general corporate expenses and income taxes have not been deducted.

                 There were no individual customers from which the Company derived 10% or more of its revenues in 1991, 1992 or 1993.

                 Competition

                 The construction, development and home building industries in all of the areas in which the Company operates are highly competitive, and the Company competes with major concerns as well as with smaller contractors or builders, some of whom have greater financial resources than the Company.

                 Raw Materials and Equipment

                 Substantially all the materials used by the Company in projects now under construction, including fixtures, appliances and systems, are readily available from many sources. The Company has from time to time experienced some shortages, delays and increased costs in connection with material shortages and increases in material prices but the Company does not believe the effect to have been significant.

                 Employees--Labor Relations

                 The Company directly employed, at December 31, 1993, a total of approximately 1,100 persons. The Company considers that it has satisfactory relations with the unions whose members it employs.

Item 2.  Properties

                 The Company leases 25,000 square feet of space for its corporate offices and its main office for the construction management business, HRH, located at 909 Third Avenue in New York City. The lease for such space, which it occupied in 1973, expires in 1997. The Company also maintains a mobile field office at each of its construction sites.

                 Levitt leases approximately 5,700 square feet of office space which it uses for its executive office and main office for its Florida homebuilding operation in Boca Raton, Florida, and also leases office space in San Juan, Puerto Rico.

Item 3.  Legal Proceedings

                 The Company is involved in litigation and claims incident to the normal conduct of its business. Management believes that such litigation and claims will not have a materially adverse effect on the Company's business operations.

Item 4.  Submission of Matters to a Vote of Security Holders

                 Not Applicable

                 Executive Officers of the Company

                 The following table sets forth the names and ages of all executive officers of the Company, the positions and offices with the Company held by each such person, and the period during which each such person has served as an executive officer.

                                                                                 Has Served as
                                                   Offices and                   an Executive
Name                              Age              Positions Held                Officer Since
- - ----                              ---              --------------                --------------
Paul Milstein                     71               Chairman of the                   1994
                                                   Board

Irving R. Fischer                 62               Chairman of the                   1977
                                                   Board and Chief
                                                   Executive Officer of
                                                   HRH Construction
                                                   Corporation, a subsidiary
                                                   of the Company

Lewis A. Weinfeld                 51               Senior Vice President,            1974
                                                   Treasurer and Secretary

Elliott M. Wiener                 59               President of Levitt               1982
                                                   Corporation, a subsidiary
                                                   of the Company

                 The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company following the next annual meeting of shareholders, and until the election and qualification of such officer's successor. There is no family relationship between the executive officers listed above, or between such executive officers and directors. All of the executive officers except Paul Milstein have been principally engaged in his present employment for more than five years. Mr. Milstein became Chairman on January 1, 1994, and for more than five years has been active as a real estate developer and investor.

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

                 On March 16, 1994, there were 792 record holders of the Company's common stock and approximately 1,500 additional persons whose shares of Common Stock were held in street name. Such common stock is listed on the American Stock Exchange, which is the principal market on which such stock is traded. High and low sales prices on the American Stock Exchange for the Company's common stock during the last two years have been as follows:

                      1994                         High                      Low
                      ----                         ----                      ---
                 First Quarter                     10-1/4                    8-1/8

                      1993                         High                      Low
                      ----                         ----                      ---
                 First Quarter                     7-3/8                     4
                 Second Quarter                    6-3/4                     5
                 Third Quarter                     7-1/4                     5-1/8
                 Fourth Quarter                    8-5/8                     5-3/4

                      1992                         High                      Low
                      ----                         ----                      ---
                 First Quarter                     7-5/8                     4-7/8
                 Second Quarter                    7                         4-3/4
                 Third Quarter                     5-1/8                     4-1/2
                 Fourth Quarter                    4-3/4                     3-5/8

                 The Company paid an extraordinary dividend of $.25 per share in 1992. While the directors will consider the payment of dividends in 1994, at this time it is not anticipated that the Company will pay dividends on its common stock.

Item 6.  Selected Financial Data

                                   Starrett Housing Corporation and Subsidiaries

                                               (Dollars in Thousands Except Per Share Data)

                                   1993             1992             1991             1990             1989
                                   ----             ----             ----             ----             ----
Revenues                         $122,182         $111,855         $111,089         $128,052         $124,650

Income before income
 taxes                              4,588            1,045            2,283            7,454           10,336

Income before
extraordinary item and
cumulative effect of
accounting change                   2,140              284            1,384            4,510            6,555

Extraordinary item                                     824

Cumulative effect of
accounting change                                    1,287

Less Preferred stock
requirements                                                                           1,537            1,699

Income attributable to
common stockholders                $2,140           $2,395           $1,384           $2,973           $4,856

Earnings per share:

Income before
extraordinary item
and cumulative effect
of accounting change                 $.34             $.04             $.21             $.45             $.74

Extraordinary item                                     .13

Cumulative effect of
accounting change                                      .20

Income attributable to
common stockholders                  $.34             $.37             $.21             $.45             $.74

Total assets                      120,284          136,738          150,290          167,867          173,165

Long-term obligations              41,033           32,603           60,922           69,511           58,796

Redeemable
Preferred Stock                                                                                        29,451

Common
Stockholders' Equity               41,819           41,139           40,408           39,285           36,137

Cash dividends
(per share)                                            .25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 1993 Compared to 1992

                 During the year ended December 31, 1993 the Company had income from operations of $2,140,000 ($.34 per share) compared to $284,000 ($.04 per share) for the year ended December 31, 1992. In addition, during the year ended December 31, 1992, the Company reported an extraordinary gain net of tax of $824,000 and an accounting change of $1,287,000 or $.13 and $.20 per share, respectively, which when combined with the income from operations increased net income to $2,395,000 ($.37 per share). Earnings per share were based on average shares outstanding of 6,356,000 and 6,417,000 in 1993 and 1992, respectively.

                 The Company's revenues increased $10,327,000 compared with the similar period in 1992. This increase was primarily attributable to an increase in revenues from the Company's Levitt division resulting from an increase in the number of houses delivered in the Company's Puerto Rico region. The increase in revenues from Levitt was offset by a decrease in revenues in the Company's development and construction management divisions in 1993. In 1992 revenues also included Levitt's Joint Venture share of the gain on the sale of a rental apartment project. Levitt's backlog of homes contracted for sale at December 31, 1993 was $32,320,000 compared to $33,765,000 at December 31, 1992. The backlog at February 28, 1994 was $63,179,000 as compared to $42,943,000 at February 28, 1993.

                 General and administrative expenses (which were reduced for all divisions other than Grenadier which showed an overhead increase for the year) declined by $3,044,000 in 1993 following a $2,200,000 reduction in 1992 as a result of continuing cost reduction programs. Interest expense decreased by $655,000 for 1993 as compared to 1992 primarily as a result of both a decrease in borrowings and a decline in interest rates.

                 Levitt's interest, real estate taxes and sales costs incurred with certain properties are capitalized in order to achieve better matching of costs with revenues. The Company's interest incurred on loans was $3,893,000 in 1993 and $5,964,000 in 1992, of which $2,959,000 in 1993 and $4,150,000 in
1992 was capitalized by Levitt in its operations. Levitt amortized capitalized interest of $5,802,000 in 1993 and $5,177,000 in 1992 to construction and related costs.

                 HRH's estimated backlog of fees for development work and uncompleted construction in connection with construction projects, including fees for projects where development work has begun but contracts have not yet been executed, was $8,151,000 at December 31, 1993 as compared to $8,158,000 and $9,409,000 at the end of 1992 and 1991, respectively. HRH is actively seeking to increase its backlog of business, particularly in the governmental and institutional sectors, while at the same time continuing to reduce its overhead (overhead was reduced 21%, 25% and 20% in 1993, 1992 and 1991, respectively) to reflect the lower level of business activity.

                 Grenadier continued its steady profitability in 1993 and has expanded its management services to private owners and institutional property owners as well as banks and thrift institutions.

                 The Company has three projects located on the Upper West Side of Manhattan, in which it has a 50% residual partnership interest, with respect to which the Company has made application for incentives under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). On April 28, 1993, HUD provided the Partnership with a Value Determination Letter for the first of its projects establishing a substantial value for the project, and in August and October 1993 HUD provided technical comments on the Plan of Action necessary to complete the processing. HUD has notified the Company that it is reversing its prior Value Determination and consequently will require the Partnership to reprocess the project, using a different formula for valuation, presently being developed by HUD. Under HUD's revised formula, the project may have a substantially diminished value. The Company disagrees with the reversal of HUD's prior Value Determination position, has so notified HUD and discussions are in process regarding this matter. In light of the foregoing, the amount of cash proceeds and profits, if any, the Company could receive for its 50% residual interest in the project as well as the time required to complete the processing is uncertain. The revised HUD position also affects processing under LIHPRHA for the two similar projects in which the Company owns a 50% residual interest located on the Upper West Side of Manhattan. If sustained, the revised HUD position will affect all New York projects of a similar nature. See "Business - Ownership of Partnership Interests," page 6.

                 1992 Compared to 1991

                 During the year ended December 31, 1992 the Company had net income of $2,395,000 ($.37 per share) as compared with $1,384,000 ($.21 per share) in 1991. The accounting change and the extraordinary item described below added $1,287,000 and $824,000 or $.20 and $.13 per share, respectively, to net income for the year ended December 31, 1992. Earnings per share were based on average shares outstanding of 6,417,000 for 1992 and 6,495,000 for 1991.

                 Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires the Company to adjust deferred taxes for the temporary differences between the tax bases of its assets and liabilities and the amounts reported in the financial statements at enacted statutory tax rates.

                 In September 1992, the Company repurchased a $2,600,000 outstanding mortgage loan (including accrued interest) for approximately $1,300,000, including transaction costs. The extraordinary gain, net of income tax effect, was $824,000.

                 In October 1992, Roosevelt Island Associates ("RIA"), a partnership in which a Company subsidiary is one of several partners, defaulted on its mortgage payment obligations to the New York City Housing Development Corporation. The default was cured on January 15, 1993, by RIA entering into a bond refunding transaction with respect to its FHA insured $157,500,000 mortgage loan. This transaction resulted in an interest rate reduction to approximately 6.66%, from a prior rate of approximately 9.7%. The refinancing reduced RIA's debt service by $4,200,000 annually, thereby substantially reducing RIA's operating deficits which the Company, as a joint venture partner, has a continuing obligation to fund. As part of the refunding transaction, the Company provided cash flow guarantees to the investor partner.

                 HRH reported a small profit for 1992. Its fee backlog decreased to $8,158,000 at December 31, 1992 as compared with $9,409,000 at the end of 1991.

                 The Company's development activities also contributed to profits during 1992 with the recognition of $1,000,000 of income from its Livingston Plaza project, and the successful development, construction and sale by its Levitt division of a rental apartment project to a major institutional investor at a $1,800,000 profit.

                 Grenadier continued its steady profitability in 1992. Grenadier is now providing management services to private owners and to institutional property owners as well as banks and thrift institutions.

                 The Company's Levitt subsidiary reported income before taxes for 1992 of $864,000 as compared with a loss before taxes of $4,575,000 in 1991. The income in 1992 was before giving effect to the extraordinary gain on the repurchase of debt or the accounting change previously described. Sales in Puerto Rico increased to $48,616,000 for the year compared with $35,598,000 in 1991 and Levitt's company-wide backlog was $33,765,000 at December 31, 1992 compared with $27,043,000 for 1991. Domestically, Levitt's profitability was adversely affected by slow sales in certain of its projects. Levitt continued with its aggressive land disposition program, and in 1993 largely completed the liquidation of certain of its domestic land positions by selling and building homes at reduced prices. As a result of this program, in 1992 the Company increased its non-cash reserve by $1,810,000 to reduce the carrying value of its real estate inventory to its estimated net realizable value.

                 Revenues increased $766,000 for the year 1992 compared with the similar period in 1991 as a result of an increase in revenues from Levitt of $10,327,000, offset principally by a decrease in revenues recognized upon the completion of a large project, Livingston Plaza in 1991, which was built and sold to The New York City Transit Authority, as well as a decrease in revenues of the Company's HRH division.

                 General and administrative expenses (which were reduced for all divisions other than Grenadier which showed an overhead increase for the year) were reduced $2,200,000 in 1992 following a $3,000,000 reduction in 1991 as a result of continuing cost reduction programs. Interest expense decreased by $1,000,000 for 1992 as compared to 1991 primarily as a result of both a decrease in borrowings and a decline in interest rates.

                 Levitt's interest, real estate taxes and sales costs incurred with certain properties are capitalized in order to achieve better matching of costs with revenues. The Company's interest incurred on loans was $5,964,000 in 1992 and $8,264,000 in 1991, of which $4,150,000 in 1992 and $5,314,000 in
1991 was capitalized by Levitt in its operations. Levitt amortized capitalized interest of $5,177,000 in 1992 and $4,909,000 in 1991 to construction and related costs.

                 Cash Flow and Liquidity

                 While the Company presently has various banking relationships, it does not have any formal lines of credit other than in connection with its Levitt subsidiary as described below.

                 Levitt's business and earnings are substantially dependent on its ability to obtain financing on acceptable terms for it's activities. The Company has a $18,400,000 balance on a term loan, previously a revolving credit loan which was converted to a term loan in November 1991. As of December 31, 1993, the loan agreement provides for semi-annual principal payments of $1,000,000 in January and July in 1994 and 1995, a $3,000,000 payment in January 1996, a $1,000,000 payment in July 1996, a $3,000,000 payment in January 1997 and a final payment of $7,400,000 in July 1997.

                 Levitt's Puerto Rico operations are partially financed by an unsecured $15,000,000 revolving credit facility with a Puerto Rico bank. As a result of greater than anticipated house sales in Levitt's Puerto Rico Encantada planned community in 1992 and a resultant increase in capital needed to complete such homes, Levitt obtained a short-term secured loan for $6,000,000 in June 1992. This facility was repaid in full in March 1993. In September 1993, the Puerto Rico mortgage branch operations entered into a $3,000,000 revolving credit agreement, with a Puerto Rico bank to finance the warehousing of mortgage note receivables originated by the mortgage operation. As of December 31, 1993, no amount was outstanding on its warehousing line of credit.

                 Levitt also finances the acquisition of property for its operations on deferred payment terms provided by sellers of such property. Levitt anticipates that funds generated by operations, together with its existing credit relationships, will provide it with adequate financial resources to satisfy its operating needs and to meet its anticipated capital requirements for new projects.

                 The timing of introducing Levitt's new projects to the market, weather conditions in certain of Levitt's regions, and traditional periods of greater customer activity have tended to create seasonal trends in Levitt's residential home building activities. Historically, the number of homes delivered has been greater in the second half of the calendar year.

                 Net Operating Loss Carryforwards

                 At December 31, 1993 the Company had net tax operating loss carryforwards which can be utilized against future taxable income of approximately $12,957,000 expiring in 2001 through 2008. Under current tax laws, if the aggregate voting stock owned by the Company's 5% shareholders increases over the lowest percentage owned by such shareholders during a three-year period by an amount exceeding 50% of Starrett's total voting stock, then Starrett's utilization of the net tax operating loss carryforwards could be limited to an amount per year equal to the market value of all Starrett equity securities multiplied by an adjusted federal long-term interest rate. In general, all non-5% shareholders are treated as a single 5% shareholder for the purpose of such calculations. Such an ownership change might be caused by sales of shares by the Company's shareholders, repurchases of shares by the Company, certain reorganizations, or certain other transactions.

                 Inflation

                 The Company believes that inflation has not had a material adverse effect upon its construction, development and management business. Levitt has from time to time been adversely affected by high interest costs and increases in material and labor costs which it has not been able to pass through entirely to home purchasers.

Item 8.  Consolidated Financial Statements and Supplementary Data

                 See "Table of Contents to Consolidated Financial Statements and Financial Statement Schedules," page 19.

Item 9.  Disagreements on Accounting and Financial Disclosure

                 None

PART III

                 The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1994 Meeting of Shareholders.

                 Item                                    Incorporated from

Item 10.         Directors and Executive                 "Election of Directors"
                 Officers of the Company

Item 11.         Executive Compensation                  "Compensation and
                                                         Certain Transactions"

Item 12.         Security Ownership of                   "Information as to
                 Certain Beneficial                      Stock Ownership"
                 Owners and Management

Item 13.         Certain Relationships                   "Compensation and
                 and Related Transactions                Certain Transactions"

PART IV

Item 13.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K

                 (a) See the accompanying Table of Contents to Consolidated Financial Statements and Schedules and the accompanying Exhibit Index.

                 (b) Reports on Form 8-K: The Registrant did not file any report on Form 8-K during the quarter ended December 31, 1993.

                               TABLE OF CONTENTS

                      TO CONSOLIDATED FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES





                                                                                                                             PAGE
                                                                                                                             ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Statements of Consolidated Financial Position at December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . .  21

Statements of Consolidated Operations for the Years Ended December 31, 1993,
 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Statements of Stockholders' Equity for the Years Ended December 31, 1993, 1992
 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Cash Flows for the Years Ended December 31, 1993,
 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25-37

Financial Statement Schedule of Condensed Financial Information of Registrant at
 December 31, 1993 and 1992 and for the Years Ended December 31, 1993,
 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38-39



Financial Statement Schedules, other than that listed above, are omitted because of the absence of the conditions under which they are required, or because the information required therein is set forth in the financial statements or the notes thereto.

                         [DELOITTE & TOUCHE LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
         Starrett Housing Corporation

We have audited the consolidated financial statements and the related financial statement schedule of Starrett Housing Corporation and consolidated subsidiaries, listed in the foregoing table of contents. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its consolidated subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 6, the Company changed its method of accounting for income taxes effective January 1, 1992 to conform with Statement of Financial Accounting Standard No. 109.

Deloitte & Touche

March 21, 1994

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                           December 31, 1993 and 1992
                                (In Thousands)

                                                                                1993                   1992
                                                                             ---------              ---------
ASSETS:
Cash and Cash Equivalents of $3,000 in 1993
 and $4,975 in 1992 (Note 1)  . . . . . . . . . . . . . . . . . . . .         $ 12,171               $ 11,624
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . . . .            7,811                 13,296
Receivables (Notes 2 and 7) . . . . . . . . . . . . . . . . . . . . .           22,724                 27,812
Inventory of Real Estate (Notes 1 and 3)  . . . . . . . . . . . . . .           60,629                 62,957

Rental and Other Property and Equipment-Net
 (Notes 1 and 4)  . . . . . . . . . . . . . . . . . . . . . . . . . .            3,315                  7,960
Land Held for Investment  . . . . . . . . . . . . . . . . . . . . . .            2,236                  2,352
Other Assets (Note 5) . . . . . . . . . . . . . . . . . . . . . . . .           11,398                 10,737
                                                                              --------               --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $120,284               $136,738
                                                                              ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 12,853               $ 11,554
  Current portion of long-term obligations (Note 7) . . . . . . . . .            6,496                 33,255
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .           11,035                  8,857
                                                                              --------               --------
     Total Liabilities Payable Within One Year  . . . . . . . . . . .           30,384                 53,666
                                                                              --------               --------

Deferred Income Taxes (Notes 1 and 6) . . . . . . . . . . . . . . . .            4,108                  5,682
Deferred Revenues (Notes 1 and 10)  . . . . . . . . . . . . . . . . .            2,940                  3,648
Long-Term Obligations (Note 7)  . . . . . . . . . . . . . . . . . . .           41,033                 32,603
                                                                              --------               --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           78,465                 95,599
                                                                              --------               --------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares  . . . . . . . . . . . . . . . . . . . . . . . . . .            6,566                  6,566
  Capital in excess of par value  . . . . . . . . . . . . . . . . . .           23,933                 23,933
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .           13,646                 11,506
  Pension liability adjustment  . . . . . . . . . . . . . . . . . . .             (736)
  Shares held in treasury-at cost . . . . . . . . . . . . . . . . . .           (1,590)                  (866)
                                                                              --------               --------

Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . .           41,819                 41,139
                                                                              --------               --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $120,284               $136,738
                                                                              ========               ========





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
              For the Years Ended December 31, 1993, 1992 and 1991
                      (In Thousands Except Per Share Data)

                                                                      1993             1992             1991
                                                                   --------         --------          -------
Revenues (Notes 1 and 9)  . . . . . . . . . . . . . . . .          $122,182         $111,855         $111,089
                                                                   --------         --------         --------

Construction Costs  . . . . . . . . . . . . . . . . . . .            73,015           62,694           58,675
Provision to Reduce Land Inventory to Net
 Realizable Value (Note 3)  . . . . . . . . . . . . . . .                              1,810            1,643
                                                                   --------         --------         --------

     Total Cost . . . . . . . . . . . . . . . . . . . . .            73,015           64,504           60,318
                                                                   --------         --------         --------

Income from Construction Contracts and
 Related Revenues . . . . . . . . . . . . . . . . . . . .            49,167           47,351           50,771
                                                                   --------         --------         --------
Expenses:
 General and Administrative . . . . . . . . . . . . . . .            23,951           26,582           27,272
 Security Service Labor and Other Costs . . . . . . . . .             9,438            8,018            9,260
 Selling  . . . . . . . . . . . . . . . . . . . . . . . .             5,725            5,960            5,508
 Mortgage and Closing Costs . . . . . . . . . . . . . . .             4,039            3,430            2,351
 Interest . . . . . . . . . . . . . . . . . . . . . . . .               880            1,535            2,536
 Loss from Rental Operations-Net  . . . . . . . . . . . .               546              781            1,561
                                                                   --------         --------         --------

     Total  . . . . . . . . . . . . . . . . . . . . . . .            44,579           46,306           48,488
                                                                   --------         --------         --------

Income before Income Taxes  . . . . . . . . . . . . . . .             4,588            1,045            2,283
Income Taxes (Note 6) . . . . . . . . . . . . . . . . . .             2,448              761              899
                                                                   --------         --------         --------

Income before extraordinary item and
 cumulative effect of accounting change . . . . . . . . .             2,140              284            1,384
Extraordinary item - Gain on repurchase of
 mortgage loan (net of income tax effect
 of $490) (Note 7)  . . . . . . . . . . . . . . . . . . .                                824
Cumulative effect of accounting change
 (Note 6) . . . . . . . . . . . . . . . . . . . . . . . .                              1,287
                                                                   --------         --------         --------

Net Income  . . . . . . . . . . . . . . . . . . . . . . .          $  2,140         $  2,395         $  1,384
                                                                   ========         ========         ========

Earnings per Common Share:

Income before extraordinary item and
 cumulative effect of accounting change . . . . . . . . .              $.34             $.04             $.21

Extraordinary Item  . . . . . . . . . . . . . . . . . . .                                .13

Cumulative effect of accounting change  . . . . . . . . .                                .20
                                                                     ------            -----           ------

Net Income  . . . . . . . . . . . . . . . . . . . . . . .              $.34             $.37             $.21
                                                                       ====             ====             ====

Weighted Average Number of Shares . . . . . . . . . . . .             6,356            6,417            6,495
                                                                      =====            =====            =====

Cash Dividends per Share  . . . . . . . . . . . . . . . .              None             $.25             None
                                                                       ====             ====             ====




                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1993, 1992 and 1991
                        (In Thousands Except Share Data)


                                                         CAPITAL IN                  PENSION        SHARES          STOCK-
                                             COMMON      EXCESS OF     RETAINED      LIABILITY      HELD IN         HOLDERS'
                                             STOCK       PAR VALUE     EARNINGS      ADJUSTMENT     TREASURY        EQUITY
                                             ------      ---------     --------      ----------     --------        ------
Balance, December 31, 1990
 (6,566,402 common shares
 issued and 55,760 shares
 in Treasury) . . . . . . . . . . . . .      $6,566       $23,709       $ 9,331                     $  (321)        $39,285
Net Income  . . . . . . . . . . . . . .                                   1,384                                       1,384
Vested Shares Issued under
 Restricted Stock Agreement . . . . . .                       199                                                       199
Purchase of Treasury Shares . . . . . .                                                                (460)           (460)
                                             ------       -------       -------                     -------         -------


Balance, December 31, 1991
 (6,566,402 common shares
 issued and 146,927 shares
 in Treasury) . . . . . . . . . . . . .       6,566        23,908        10,715                        (781)         40,408
Net Income  . . . . . . . . . . . . . .                                   2,395                                       2,395
Vested Shares Issued under
 Restricted Stock Agreement . . . . . .                        25                                                        25
Dividends to common
 stockholders ($.25 a share)  . . . . .                                  (1,604)                                     (1,604)
Purchase of Treasury Shares . . . . . .                                                                 (85)            (85)
                                             ------       -------       -------                     -------         -------


Balance, December 31, 1992
 (6,566,402 common shares
 issued and 167,227 shares
 in Treasury) . . . . . . . . . . . . .       6,566        23,933        11,506                        (866)         41,139
Net Income  . . . . . . . . . . . . . .                                   2,140                                       2,140
Pension Liability
 Adjustment (Note 8)  . . . . . . . . .                                                 $(736)                         (736)
Purchase of Treasury Shares . . . . . .                                                                (724)           (724)
                                             ------       -------       -------         -----       -------         -------


Balance, December 31, 1993
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury) . . . . . . . . . . . . .      $6,566       $23,933       $13,646         $(736)      $(1,590)        $41,819
                                             ======       =======       =======         =====       =======         =======





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)

                                                                                               1993            1992          1991
                                                                                             -------         -------       -------
OPERATING ACTIVITIES:

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,140        $  2,395      $  1,384
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
   Cumulative effect of accounting change . . . . . . . . . . . . . . . . . . . . .                           (1,287)
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .            3,013           2,648         3,308
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,087)           (542)         (832)
   Loss (gain) on sale of rental facilities . . . . . . . . . . . . . . . . . . . .              595          (1,091)        1,156
   Extraordinary gain on repurchase of mortgage loan  . . . . . . . . . . . . . . .                           (1,314)
   Reduction in carrying value of inventory of real estate  . . . . . . . . . . . .                            1,810         1,643
   Changes in Operating Assets and Liabilities:
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,088          (3,311)       12,935
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,444           2,160           789
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,290            (372)         (998)
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,066)            600         1,500
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              955             436        (3,734)
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (708)         (1,706)       (1,938)
                                                                                            --------        --------      --------

Net Cash Provided by Operating Activities . . . . . . . . . . . . . . . . . . . . .           12,664             426        15,213
                                                                                            --------        --------      --------

INVESTING ACTIVITIES:

Investments in and Advances to Partnerships . . . . . . . . . . . . . . . . . . . .           (1,732)           (111)            2
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . . . . . . . . . . .            5,485           7,791        (3,754)
Purchase of Property and Equipment  . . . . . . . . . . . . . . . . . . . . . . . .           (1,002)         (2,069)         (225)
Proceeds (Payments) Relating to Sale of Rental and
 Other Property and Equipment, Net  . . . . . . . . . . . . . . . . . . . . . . . .            4,186           2,681        (1,861)
                                                                                            --------        --------      --------

Net Cash Provided by (Used in) Investing Activities . . . . . . . . . . . . . . . .            6,937           8,292        (5,838)
                                                                                            --------        --------      --------

FINANCING ACTIVITIES:

Repayment of Notes and Mortgage Payables  . . . . . . . . . . . . . . . . . . . . .          (16,253)        (16,629)       (6,894)
Proceeds from Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . .            3,769          11,747         7,555
Dividends and Principal Paid on Preferred Stock . . . . . . . . . . . . . . . . . .                                        (13,340)
Payments of Promissory Notes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,846)         (5,846)
Payment of Cash Dividend to Common Stockholders . . . . . . . . . . . . . . . . . .                           (1,604)
Purchase of Treasury Shares . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (724)            (85)         (460)
                                                                                            --------        --------      --------

Net Cash Used In Financing Activities . . . . . . . . . . . . . . . . . . . . . . .          (19,054)        (12,417)      (13,139)
                                                                                            --------        --------      --------

Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . . . . . . . . .              547          (3,699)       (3,764)

Cash and Cash Equivalents Beginning of Year . . . . . . . . . . . . . . . . . . . .           11,624          15,323        19,087
                                                                                            --------        --------      --------

Cash and Cash Equivalents End of Year*  . . . . . . . . . . . . . . . . . . . . . .          $12,171         $11,624       $15,323
                                                                                             =======         =======       =======

*Does not include U.S. Treasury/Certificates of Deposit
 held at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  7,811         $13,296       $21,087
                                                                                            ========         =======       =======

                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.      Principles of Consolidation:

                 The consolidated financial statements include the accounts of Starrett Housing Corporation (the "Company") and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         B.      Recognition of Income:

                 The Company follows the percentage-of-completion method of recording revenues and related costs from construction contracts using the cost-to-cost method and provides currently for estimated losses on uncompleted contracts. Profits relating to sales of limited partnership interests and development fees are recognized on the percentage-of-completion method and full accrual method as appropriate.

                 Revenue from the sale of real estate in which the Company has a continuing involvement is recognized in accordance with Statement of Financial Accounting Standards No. 66. Reflected in the deferred revenues account is that portion of the profit from the sale which is required to be deferred under the provisions of such Statement.

                 Revenues from house sales and all related costs and expenses are recognized upon passage of title to the buyer and receipt of an adequate down payment.

                 Revenues from cost-plus fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

         C.      Inventory of Real Estate:

                 Inventory of real estate is stated at the lower of cost or estimated net realizable value. Cost includes direct acquisition, development and construction costs, interest and other indirect construction costs. Estimated net realizable value is defined as an estimate of sales proceeds less all estimated costs of carrying, completing and disposing of the property. Interest is capitalized at the effective interest rates paid on borrowings for interest costs incurred on real estate inventory components during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.

                 Land and improvement costs are allocated based on a method that approximates the relative sales value method. Construction costs are charged to individual homesites based on specific identification.

         D.      Land Held for Investment:

                 Land parcels in which the Company has no formal plans to develop or sell are classified as land held for investment. Land held for investment is carried at cost. Land parcels previously included in inventory of real estate and reclassified to land held for investment are valued at the lower of their acquisition cost or fair value at the time of transfer. The carrying value of land held for investment is evaluated for other than temporary declines in value. For the years 1993 and 1992, no adjustments for other than temporary declines were necessary.

         E.      Rental and Other Property and Equipment:

                 Rental and other property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets which range from three to fifty years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and betterments which extend useful lives are capitalized.

         F.      Capitalized Costs:

                 Mortgage interest, real estate taxes, and sales costs incurred in connection with certain properties are capitalized in order to achieve better matching of costs with revenues. Interest incurred on loans was $3,893,000 in 1993, $5,964,000 in 1992 and $8,264,000 in
         1991, of which $2,959,000 in 1993, $4,150,000 in 1992 and $5,314,000 in 1991 was capitalized. Amortization of capitalized interest of $5,802,000 in 1993, $5,177,000 in 1992 and $4,909,000 in 1991 was
         charged to construction costs.

                 Certain tangible costs incurred that are used directly throughout the selling period to aid in the sale of units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage, are capitalized as deferred selling costs and amortized over the number of units to be delivered. Costs incurred during the initial and due diligence phases of a project, such as land deposits and studies, are capitalized as preacquisition costs. The unrecovered preacquisition costs are written off in the period the Company abandons development of the project.

         G.      Income Taxes:

                 The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1992. The Company has reported the change in accounting for income taxes as a cumulative effect of a change in accounting method. Prior year amounts have not been restated (Note 6).

         H.      Investments in Partnerships:

                 Investments in partnerships in which the Company does not have a controlling interest are accounted for at cost and investments in a partnership in which the Company does have a controlling interest is accounted for on the equity method.

         I.      Cash and Cash Equivalents:

                 The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         J.      Reclassifications:

                 Certain prior year amounts have been reclassified in the financial statements and segment information to conform with the 1993 presentation.

2.       RECEIVABLES

                 Receivables are summarized as follows:

                                                                               1993                1992
                                                                             --------            -------
                                                                                (Dollars in Thousands)
         Accounts . . . . . . . . . . . . . . . . . . . .                     $11,371            $13,460
         Mortgage notes . . . . . . . . . . . . . . . . .                       8,105             11,059
         Notes  . . . . . . . . . . . . . . . . . . . . .                       3,724              3,769
                                                                             --------           --------


              Total . . . . . . . . . . . . . . . . . . .                      23,200             28,288
         Less allowance for doubtful
          accounts  . . . . . . . . . . . . . . . . . . .                         476                476
                                                                             --------           --------

              Net . . . . . . . . . . . . . . . . . . . .                     $22,724            $27,812
                                                                              =======            =======

                 It is expected that the receivables at December 31, 1993 as set forth above will be collected as follows: $15,198,000 in 1994, $1,610,000 in 1995, $46,000 in 1996, $51,000 in 1997, $56,000 in 1998
         and $5,763,000 thereafter. At December 31, 1993, approximately $2,201,000 ($5,400,000 at December 31, 1992) of these mortgage notes receivable have been pooled into GNMA certificates which are guaranteed by the United States Government. The Company has pledged the mortgage notes as collateral to borrow funds from institutions at interest rates lower than those earned on the mortgage notes receivable and as collateral for GNMA matched payment serial notes (Note 7). The remaining mortgage notes receivable have been originated by the Company under firm commitments for sale to various third parties.

                 The mortgage notes receivable, which result primarily from sales of homes in Puerto Rico, are payable in monthly installments and earn interest at stated interest rates which ranged from 7.5 to 12% in 1993 and 1992.

3.       INVENTORY OF REAL ESTATE

                 Inventory of real estate is summarized as follows:

                                                                               1993               1992
                                                                             --------            -------
                                                                                (Dollars in Thousands)
         Land and land development costs  . . . . . . . .                     $49,186            $51,017
         Construction costs - houses  . . . . . . . . . .                      11,443             11,940
                                                                             --------           --------

            Total . . . . . . . . . . . . . . . . . . . .                     $60,629            $62,957
                                                                              =======            =======

                 Due to the decline in demand for housing and the resultant weak real estate markets in New York, New Jersey, Virginia-Washington, D.C. and certain projects in Florida, the Company in 1990, implemented aggressive home sales programs to reduce land positions and thereby generate cash which can be used to invest in better yielding opportunities. The Company liquidated these land positions by selling and building homes at reduced prices. Due to the continuation of this program, the Company in 1992 increased the noncash reserve to reduce the net carrying value of inventory of real estate to its estimated net realizable value by $1,810,000. At December 31, 1993, the balance of these reserves is $725,000 (at December 31, 1992 - $2,289,000) and has been recorded as an allowance to reduce the inventory of land and land development costs.

4.       RENTAL AND OTHER PROPERTY AND EQUIPMENT

                 Rental and other property and equipment are summarized as follows:

                                                                               1993               1992
                                                                             --------            -------
                                                                               (Dollars in Thousands)
         Rental properties:
          Land and land improvements  . . . . . . . . . .                                        $ 1,870
          Buildings and improvements  . . . . . . . . . .                                          3,162
          Furniture, fixtures and equipment . . . . . . .                                            114
                                                                                                --------
                                                                                                   5,146
                                                                                                --------
         Other property and equipment:
          Building improvements . . . . . . . . . . . . .                    $    153                153
          Machinery and equipment . . . . . . . . . . . .                       1,834              1,658
          Furniture, fixtures and leasehold
          improvements  . . . . . . . . . . . . . . . . .                       8,159              7,333
                                                                             --------           --------
                                                                               10,146              9,144
                                                                              -------           --------
              Total . . . . . . . . . . . . . . . . . . .                      10,146             14,290

         Less accumulated depreciation  . . . . . . . . .                       6,831              6,330
                                                                             --------           --------

              Net . . . . . . . . . . . . . . . . . . . .                     $ 3,315            $ 7,960
                                                                              =======            =======

                 Rental properties consisted of two self storage mini-warehouse facilities which were sold for cash during 1993.

5.       OTHER ASSETS

                 Other assets are summarized as follows:

                                                                               1993               1992
                                                                             --------           --------
                                                                                (Dollars in Thousands)
         Investments in and advances
          to partnerships . . . . . . . . . . . . . . . .                    $  3,989           $  2,275
         Prepaid development costs  . . . . . . . . . . .                       3,350              2,280
         Deferred selling costs . . . . . . . . . . . . .                       1,680              2,851
         Preacquisition costs . . . . . . . . . . . . . .                         694                482
         Deferred financing costs . . . . . . . . . . . .                         349                493
         Other  . . . . . . . . . . . . . . . . . . . . .                       1,336              2,356
                                                                             --------           --------

            Total . . . . . . . . . . . . . . . . . . . .                     $11,398            $10,737
                                                                              =======            =======

6.       INCOME TAXES

                 The Company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of the following:

                                                                       1993           1992             1991
                                                                      ------         ------           ------
                                                                              (Dollars in Thousands)
         Federal tax:
          Current . . . . . . . . . . . . . . . . . . . . .                                            $1,285
          Deferred  . . . . . . . . . . . . . . . . . . . .          $(1,302)       $   (179)            (562)
         State and foreign taxes:
          Current . . . . . . . . . . . . . . . . . . . . .            3,535           1,303              446
          Deferred  . . . . . . . . . . . . . . . . . . . .              215            (363)            (270)
                                                                  ----------         -------          -------

            Total . . . . . . . . . . . . . . . . . . . . .        $   2,448         $   761          $   899
                                                                   =========         =======          =======

                 Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences are primarily tax losses from limited partnerships, recognition of fee income, non-cash valuation reserves on land inventory and capitalization of interest and overhead.

                 At December 31, 1993 the Company had a net tax operating loss carryforward, which can be utilized against future taxable income, of approximately $12,957,000 expiring in 2001 through 2008. There is no net operating loss carryforward for financial statement reporting purposes.

                 Cash payments for income taxes during the years ended December 31, 1993, 1992 and 1991 were $2,251,000, $1,143,000 and $2,405,000, respectively.

                 The effective tax rate was different from the statutory Federal tax rate for the following reasons:

                                                                    1993              1992            1991
                                                                    ----              ----            ----
         Statutory Federal tax rate . . . . . . . . . . . .         34.0%             34.0%           34.0%
         Increase in taxes resulting
          from state and foreign
          taxes, net of Federal tax benefit . . . . . . . .         19.3              38.8             5.4
                                                                    ----              ----           -----

         Effective tax rate . . . . . . . . . . . . . . . .         53.3%             72.8%           39.4%
                                                                    ====              ====            ====

                 In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the Company to recognize deferred taxes for the temporary differences between the tax bases of its assets and liabilities and the amounts reported in the financial statements at enacted statutory tax rates.

                 The Company adopted SFAS 109 as of January 1, 1992. The cumulative effect of this change is reported separately in the Statement of Consolidated Operations for the Year Ended December 31, 1992. The tax effect of each type of temporary difference that gave rise to the Company's deferred tax liability is as follows:

                                                                        December 31,         December 31,
                                                                            1993                 1992
                                                                          -------               -------
                                                                               Asset (Liability)
                                                                                (In Thousands)
         Investments in and sales of limited
          partnership interests . . . . . . . . . . . . . . .             $(9,032)             $(8,178)
         Net tax operating loss carryforward  . . . . . . . .               4,580                3,231
         Capitalized interest and overhead  . . . . . . . . .              (1,489)              (1,850)
         Alternative minimum tax and other
          miscellaneous Federal tax credits . . . . . . . . .               2,527                2,496
         Other  . . . . . . . . . . . . . . . . . . . . . . .                (694)              (1,381)
                                                                         --------             --------
         Net deferred income tax liability  . . . . . . . . .             $(4,108)             $(5,682)
                                                                          =======              =======

                 Total deferred tax assets and liabilities were $11,709,000 and $15,817,000, respectively, at December 31, 1993 and $10,188,000 and
         $15,870,000, respectively, at December 31, 1992. No valuation allowance was required for deferred tax assets.

7.       DEBT

                 Notes, mortgages payable and long-term obligations are summarized as follows:

                                                                       1993                   1992
                                                                      -------                -------
                                                                          (Dollars in Thousands)
         Subordinated promissory notes, at a
          rate of 15% per annum, payable 1993
          through 1997 (A)  . . . . . . . . . . . . . . . . . .       $  5,867               $  7,333

         Promissory notes 1 1/2% over prime in 1992
          due January 2, 1993 (A) . . . . . . . . . . . . . . .                                 4,379

         Notes payable under credit facility
          agreement, 1 3/4% over LIBOR (total
          facility under LIBOR contracts at
          effective rate of 5.30% at
          December 31, 1993) (B)  . . . . . . . . . . . . . . .         18,400                 23,200

         Notes payable under credit facility
          agreement (an effective rate of
          approximately 5.285% at December
          31, 1993) (C) . . . . . . . . . . . . . . . . . . . .         15,000                 16,436

         GNMA matched payments serial notes
          at rates between 9% and 10% with
          remaining maturities up to 20
          years (D) . . . . . . . . . . . . . . . . . . . . . .          2,201                  5,360

         Other mortgage notes payable at
          rates between 6.75% and 7.5%
          payable in installments through
          March 1997 (E)  . . . . . . . . . . . . . . . . . . .          6,061                  9,150
                                                                      --------               --------

            Total . . . . . . . . . . . . . . . . . . . . . . .        $47,529                $65,858
                                                                       =======                =======

         Classified in statements of consolidated
          financial position as:
          Current portion of long-term
           obligations  . . . . . . . . . . . . . . . . . . . .       $  6,496                $33,255
          Long-term obligations . . . . . . . . . . . . . . . .         41,033                 32,603
                                                                      --------               --------

            Total . . . . . . . . . . . . . . . . . . . . . . .        $47,529                $65,858
                                                                       =======                =======

         (A) On December 31, 1990, the Company redeemed all of American Financial Corporation's $5.81 cumulative convertible preferred stock and issued six equal subordinated promissory notes in the aggregate principal amount of

         $8,800,000, maturing 1992 through 1997. The notes bear simple interest at the rate of 15% per annum. In January 1994 the third promissory note in the amount of $1,466,667 was paid. In connection with the redemption of its preferred stock, the Company also had a $4,379,000 note payable to ITT Corporation at December 31, 1992 which was paid in January 1993.

         (B) The Company has a balance of $18,400,000 under an unsecured bank credit facility. The terms of the agreement require the Company to maintain certain financial ratios, and restrict the payment of cash dividends under certain conditions. This facility was converted from an unsecured revolving credit loan to an unsecured term loan as of November 1991. The term loan as of December 31, 1993 which was originally $28,000,000 provides for semi-annual principal payments in January and July of $1,000,000 in 1994 and 1995, then $3,000,000 in January 1996, $1,000,000 in July 1996, $3,000,000 in January 1997 and
         a final payment of $7,400,000 in July 1997.

         (C) In June 1992, the Company amended its unsecured $15,000,000 revolving credit agreement with its Puerto Rico bank to increase the facility $6,000,000 to $21,000,000 and extended the maturity to March 1993. The additional $6,000,000 facility is secured by certain developed and undeveloped lots. At December 31, 1992, $15,000,000 and $1,436,000 were outstanding on the unsecured and secured portions of the credit facility, respectively. As of March 1993, the secured portion of the facility was repaid. In April 1993, the Company renewed the unsecured revolving portion of the credit facility for an additional three years. The agreement provides for revolving loans up to $15,000,000. Terms of the agreement require the Company's subsidiary to maintain certain financial ratios and restrict the payment of cash dividends under certain circumstances.

         (D) On December 31, 1993, the Company had loans totalling $2,201,000 (secured by a pledge of GNMA certificates in the same amount) through the issuance of long-term debentures by a subsidiary of a non-profit community development corporation in Puerto Rico.
         Both the short-term loans and debentures, which are secured by mortgage notes receivable pooled into GNMA certificates, bear interest at rates lower than the interest rates on such mortgage receivables.

         (E) In September 1992, the Company repurchased a $2,600,000 mortgage loan (including accrued interest) for approximately $1,300,000, including transaction costs. The Company recorded an extraordinary gain of $824,000 net of income taxes of $490,000.

                          In September 1993, the Company's Puerto Rico mortgage branch operations entered into a $3,000,000 revolving credit agreement with a Puerto Rico bank to finance the warehousing of mortgage note receivables originated by the mortgage operation. As of December 31, 1993, no amount was outstanding on this warehousing line of credit.

                          Notes and mortgages payable were collateralized by land inventory, land held for investment, rental properties and mortgage notes receivable with net carrying values aggregating $28,415,000 and $43,333,000 at December 31, 1993 and 1992, respectively.

                          Debt obligations are scheduled to mature as follows:
         $6,496,000 in 1994, $4,207,000 in 1995, $20,513,000 in 1996,
         $14,287,000 in 1997, $56,000 in 1998 and $1,970,000 thereafter.
         Certain mortgage notes contain provisions for reducing the principal as individual homes are sold by the Company.

                          Interest paid (net of amounts capitalized) for the years ended December 31, 1993, 1992 and 1991 was $1,362,000,
         $1,923,000 and $4,509,000, respectively.

                          As of December 31, 1993, the Company had outstanding letters of credit totalling approximately $1,175,000 on which there are service charges ranging from 0.5% to 1% on the outstanding balances. The Company also had outstanding financial security bonds in the amount of $7,443,000 securing various obligations.

8.       PENSION PLAN

                          The Company and its subsidiaries have a
         noncontributory defined benefit pension plan (the "Plan") covering employees not represented by a union. The benefits are based on years of service and the employees' compensation over the last five years.

                          Effective July 31, 1992, the Board of Directors amended the Plan to freeze accrued benefits for all participants. The Company will continue to fund the Plan as required, including any interest at the assumed average rate of return on Plan assets.

                          As of December 31, 1993, the plan held fixed income securities, life insurance policies and short-term investments. Assumed average future rate of return on Plan assets was 8% for the years ended December 31, 1993 and 1992, and the projected benefit obligation was based on a 7.75% and 8% assumed discount rate at December 31, 1993 and 1992, respectively, and a 5% assumed long-term rate of compensation increase.

                          The total pension plan cost was $880,000 in 1991. The components of net periodic pension (benefit) cost for the years ended December 31, 1993 and 1992 are as follows:

         (Benefit) cost component:                                             1993                    1992
                                                                             --------                --------
                 Service cost . . . . . . . . . . . . . . . . . . . .                                $524,000
                 Interest cost  . . . . . . . . . . . . . . . . . . .         $565,000                668,000
                 Actual return on plan assets . . . . . . . . . . . .          143,000               (130,000)
                 Net amortization and deferral  . . . . . . . . . . .         (710,000)              (332,000)
                                                                              --------               --------

                 Net periodic pension (benefit) cost  . . . . . . . .        $  (2,000)              $730,000
                                                                             =========               ========

        The following table sets forth the Plan's funded status as of December 31, 1993 and 1992:

                                                                               1993                   1992
                                                                            ---------              ---------
         Actuarial present value accumulated
          benefit obligation:
                 Vested . . . . . . . . . . . . . . . . . . . . . . .       $7,331,000             $6,333,000
                 Nonvested  . . . . . . . . . . . . . . . . . . . . .          114,000                419,000
                                                                           -----------            -----------
                    Total . . . . . . . . . . . . . . . . . . . . . .       $7,445,000             $6,752,000
                                                                            ----------             ----------

        Projected benefit obligation for service
         rendered to date   . . . . . . . . . . . . . . . . . . . . .       $7,445,000             $6,752,000
        Plan assets at fair value   . . . . . . . . . . . . . . . . .        6,427,000              5,728,000
                                                                           -----------            -----------
        Projected benefit obligation in excess
         of plan assets   . . . . . . . . . . . . . . . . . . . . . .        1,018,000              1,024,000
        Unrecognized net loss   . . . . . . . . . . . . . . . . . . .       (1,525,000)              (144,000)
        Unrecognized net asset at date of transition  . . . . . . . .          303,000                350,000
        Additional minimum liability  . . . . . . . . . . . . . . . .        1,210,000
                                                                           -----------            -----------

        Accrued pension cost  . . . . . . . . . . . . . . . . . . . .       $1,006,000             $1,230,000
                                                                            ==========             ==========

                          In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1993. A corresponding amount, net of income tax benefit, was recorded as a separate reduction to stockholders' equity.

                          The Company does not provide postretirement or postemployment benefits other than pensions to employees. Therefore, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" have no impact on the Company's financial statements.

9.       SEGMENT INFORMATION

                          The Company's operations consist of (i) the development, management and ownership of real estate properties; (ii) the single-family home and garden apartment business conducted through its Levitt subsidiary; and (iii) the supplying of construction services through its HRH subsidiary. The Company groups its business into these three segments. The following table sets forth the Company's revenues and operating profit attributable to the respective segments of its operations for each of the years 1991 through 1993, and the identifiable assets attributable to the respective segments as at the end of each of those years:

                                      DEVELOPMENT                                       HRH
                                      MANAGEMENT AND           LEVITT                  CONSTRUCTION
                                        OWNERSHIP             CORPORATION              CORPORATION           CONSOLIDATED
                                      ---------------         -----------              -----------           ------------
                                                                   (Dollars in Thousands)
1993
- - ----

Revenues  . . . . . . . . . . . . . .       $24,504             $93,678                  $  4,000              $122,182
                                            =======             =======                  ========              ========

Operating profit (loss) (1) . . . . .      $  2,600            $  4,257                  $   (372)            $   6,485
                                           ========            ========                  ========             =========

General corporate expenses  . . . . .                                                                             1,897
                                                                                                              ---------
Income from operations
 before income taxes  . . . . . . . .                                                                         $   4,588
                                                                                                              =========

Identifiable assets . . . . . . . . .       $25,797             $86,300                 $   8,187              $120,284
                                            =======             =======                 =========              ========

1992
- - ----

Revenues  . . . . . . . . . . . . . .       $23,487             $82,972                  $  5,396              $111,855
                                            =======             =======                  ========              ========

Operating profit (1)  . . . . . . . .      $  2,435            $    864                  $    283              $  3,582
                                           ========            ========                  ========              ========

General corporate expenses  . . . . .                                                                             2,537
                                                                                                              ---------
Income from operations
 before income taxes  . . . . . . . .                                                                         $   1,045
                                                                                                              =========

Identifiable assets . . . . . . . . .       $31,299             $94,335                   $11,104              $136,738
                                            =======             =======                   =======              ========

1991
- - ----

Revenues  . . . . . . . . . . . . . .       $30,327             $72,645                  $  8,117              $111,089
                                            =======             =======                  ========              ========

Operating profit (loss) (1) . . . . .      $  9,749            $ (4,575)                 $    243              $  5,417
                                            =======             =======                  ========

General corporate expenses  . . . . .                                                                             3,134
                                                                                                              ---------
Income from operations
 before income taxes  . . . . . . . .                                                                         $   2,283
                                                                                                              =========

Identifiable assets . . . . . . . . .       $39,767             $99,164                   $11,359              $150,290
                                            =======             =======                   =======              ========

(1) Operating profit is comprised of revenues less operating expenses. In computing operating profit, general corporate expenses and income taxes have not been deducted.

(2) There were no customers from which the Company derived more than 10% of its revenues in 1993, 1992 or 1991.

10.      COMMITMENTS AND CONTINGENCIES

                          Roosevelt Island Associates ("RIA"), a partnership in which a Company subsidiary is one of several partners, has provided guaranteed payments to the investor partner. The Company's share of such guarantees was $250,000 for 1993 and $465,000 for 1994 and approximately $100,000 each year until 2005, which will be paid by the Company if project cash flow is insufficient to cover these amounts. In connection with this project, the Company also provided cash flow guarantees from which it will be released if the project achieves a certain cash flow level over a specified period of time.

                          The Company is also jointly and severally liable for $3,225,000 of a loan made in connection with a mini-warehouse facility in which it has an ownership interest.

                          The Company's Levitt subsidiary provides for estimated warranty costs when homes are sold and continuously monitors its warranty exposure and service program.

                          Rent expense for the years ended December 31, 1993, 1992 and 1991 was $1,004,000, $1,042,000 and $1,225,000, respectively.
         At December 31, 1993 the Company and its subsidiaries are committed under long-term leases expiring at various dates through 1998. The minimum rentals are $923,000 in 1994, $896,000 in 1995, $804,000 in
         1996, $161,000 in 1997, and $102,000 in 1998, or an aggregate of
         $2,886,000.

                          The Company is involved in litigation and claims incident to the normal conduct of its business. Management believes that such litigation and claims will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

11.      QUARTERLY FINANCIAL DATA (Unaudited)

        The quarterly financial data are set forth below (dollars in thousands, except per share amounts):

                                              1993            1993              1993             1993             Annual
                                            March 31,       June 30,          Sept. 30,        Dec. 31,           Amount
                                            ---------       --------          ---------        --------          --------
Revenues  . . . . . . . . . . . . . . . .     $26,931        $24,219           $31,662          $39,370          $122,182
Income from construction
 contracts and related revenues . . . . .      11,677         11,756            12,694           13,040            49,167
Income before income
 taxes  . . . . . . . . . . . . . . . . .         703          1,115             1,670            1,100             4,588
Net income  . . . . . . . . . . . . . . .         324            547               803              466             2,140

Earnings per common and
 common equivalent share - Net
 income . . . . . . . . . . . . . . . . .        $.05           $.09              $.12             $.08              $.34

                                              1992            1992              1992             1992             Annual
                                            March 31,       June 30,          Sept. 30,        Dec. 31,           Amount
                                            ---------       --------          ---------        --------          --------
Revenues  . . . . . . . . . . . . . . . .     $19,731        $24,888           $27,546          $39,690          $111,855
Income from construction
 contracts and related revenues . . . . .      11,618         11,826            11,407           12,500            47,351
Income before income                                                                                (A)
 taxes  . . . . . . . . . . . . . . . . .         885            586               545             (971)            1,045
Income (loss) before extraordinary
 item and cumulative effect of
 accounting change  . . . . . . . . . . .         491            336               280             (823)              284
Extraordinary item  . . . . . . . . . . .                                          824                                824
Cumulative effect of accounting
 change as restated . . . . . . . . . . .       1,287                                                               1,287
Net income (loss) . . . . . . . . . . . .       1,778            336             1,104             (823)            2,395

Earnings per common and
 common equivalent share:
Income before extraordinary item
 and cumulative effect of
 accounting change  . . . . . . . . . . .        $.08           $.05              $.04            $(.13)             $.04
Extraordinary item  . . . . . . . . . . .                                         $.13                               $.13
Cumulative effect of accounting
 change as restated . . . . . . . . . . .        $.20                                                                $.20
Net income (loss) . . . . . . . . . . . .        $.28           $.05              $.17            $(.13)             $.37

(A) Includes the effect of $1,810,000 in non-cash reserves to reduce the carrying value of land to its estimated net realizable value.

         Certain quarterly amounts have been reclassified to conform with the annual presentation.

                                                                    Schedule III
                          STARRETT HOUSING CORPORATION
                             (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                           December 31, 1993 and 1992
                                (In Thousands)

                                                                                 1993                  1992
                                                                              ---------             ---------
Assets:
- - ------

  Cash and cash equivalents of $3,000
   in 1993 and $2,380 in 1992 . . . . . . . . . . . . . . . . . .              $  3,559              $  3,661
  U.S. Treasury/certificates of deposit . . . . . . . . . . . . .                 7,762                13,248
  Investments in subsidiaries, at
   equity in underlying net assets  . . . . . . . . . . . . . . .                70,263                67,949
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                 8,203                 9,590
                                                                               --------              --------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .               $89,787               $94,448
                                                                                =======               =======

Liabilities and Stockholders' Equity:
- - ------------------------------------

  Liabilities payable within one year . . . . . . . . . . . . . .              $  5,705              $ 10,931
  Advances from subsidiaries  . . . . . . . . . . . . . . . . . .                31,547                29,038
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . .                 3,376                 3,826
  Deferred revenues . . . . . . . . . . . . . . . . . . . . . . .                 2,940                 3,648
  Long-term obligations . . . . . . . . . . . . . . . . . . . . .                 4,400                 5,866
  Stockholders' equity  . . . . . . . . . . . . . . . . . . . . .                41,819                41,139
                                                                               --------              --------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .               $89,787               $94,448
                                                                                =======               =======

                          STARRETT HOUSING CORPORATION
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1993, 1992 and 1991
                                (In Thousands)

                                                                      1993             1992              1991
                                                                     -------          -------           -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .          $ 2,035          $ 2,671           $11,278
General and administrative expenses . . . . . . . . . . . .           (1,897)          (2,537)           (3,134)
Other costs . . . . . . . . . . . . . . . . . . . . . . . .             (104)             (19)             (749)
Interest  . . . . . . . . . . . . . . . . . . . . . . . . .             (880)          (1,442)           (2,219)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .              132              223            (1,835)
                                                                    --------          -------          --------
Income (loss) before equity in
 earnings of subsidiaries . . . . . . . . . . . . . . . . .             (714)          (1,104)            3,341
Equity in earnings (losses) of subsidiaries . . . . . . . .            2,854            2,212            (1,957)
Cumulative effect of accounting change  . . . . . . . . . .                             1,287
                                                                   ---------         --------         ---------

          Net Income  . . . . . . . . . . . . . . . . . . .         $  2,140          $ 2,395         $   1,384
                                                                    ========          =======         =========

                                                                    Schedule III
                          STARRETT HOUSING CORPORATION
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                      1993             1992             1991
                                                                    --------         --------         --------
OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .          $ 2,140          $ 2,395          $ 1,384
 Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used In)
  Operating Activities:
 Charges not affecting funds  . . . . . . . . . . . . . . .           (2,484)          (4,620)           1,388

Changes in Operating Assets and Liabilities:
 Liabilities payable within one year  . . . . . . . . . . .             (995)             515            1,821
 Advances from subsidiaries . . . . . . . . . . . . . . . .            2,176            1,178            9,225
 Other assets . . . . . . . . . . . . . . . . . . . . . . .              314           (1,274)           6,362
 Deferred revenue . . . . . . . . . . . . . . . . . . . . .             (708)          (1,706)          (1,939)
                                                                     -------          -------          -------

Net Cash Provided by (Used In)
 Operating Activities . . . . . . . . . . . . . . . . . . .              443           (3,512)          18,241
                                                                     -------          -------          -------

INVESTING ACTIVITIES:
 Purchases of U.S. Treasury/Certificates
 of Deposit . . . . . . . . . . . . . . . . . . . . . . . .            5,485            7,791           (3,706)
                                                                     -------          -------          -------

FINANCING ACTIVITIES:
Dividends and Principal Paid on
 Preferred Stock  . . . . . . . . . . . . . . . . . . . . .                                            (13,340)
Payment of Promissory Notes . . . . . . . . . . . . . . . .           (5,846)          (5,846)
Payment of Cash Dividend to Common
 Stockholders . . . . . . . . . . . . . . . . . . . . . . .                            (1,604)
Receipt of Cash Dividend  . . . . . . . . . . . . . . . . .              540
Purchase of Treasury Stock  . . . . . . . . . . . . . . . .             (724)             (85)            (460)
                                                                     -------          -------          -------

Net Cash used in Financing Activities . . . . . . . . . . .           (6,030)          (7,535)         (13,800)
                                                                     -------          -------          -------

Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . . . . . . . . . . . . . . .             (102)          (3,256)             735

Cash and Cash Equivalents Beginning of Year . . . . . . . .            3,661            6,917            6,182
                                                                     -------          -------          -------

Cash and Cash Equivalents End of Year . . . . . . . . . . .          $ 3,559          $ 3,661          $ 6,917
                                                                     =======          =======          =======

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STARRETT HOUSING CORPORATION



Date:  March 21, 1994                   BY  /s/    Paul Milstein
                                           --------------------------------
                                                   Paul Milstein
                                                   Chairman of the Board


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 21, 1994                   By  /s/    Paul Milstein
                                           --------------------------------
                                                   Paul Milstein, Principal
                                                   Director


Date:  March 21, 1994                   By  /s/    Lewis A. Weinfeld
                                           --------------------------------
                                                   Lewis A. Weinfeld, Principal
                                                   Financial and Accounting
                                                   Officer



Date:  March 21, 1994                   By  /s/    Henry Benach
                                           --------------------------------
                                                   Henry Benach, Director

                          STARRETT HOUSING CORPORATION

                                    EXHIBITS

                               DECEMBER 31, 1993

                         COMMISSION FILE NUMBER 1-6736

                          STARRETT HOUSING CORPORATION
                                 EXHIBIT INDEX

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
3(a)(1)                   Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(a)(1)
                          to Registrant's Registration Statement on Form S-4 dated September 16, 1988 and incorporated herein by reference).

3(a)(2)                   Certificate of Amendment of the Restated Certificate of Incorporation of the
                          Registrant relating to $5.08 Cumulative Preferred Shares and $5.00 Cumulative
                          Preferred Shares (filed as Exhibit 10 to the Registrant's Form 8-K dated June 5,
                          1981 and incorporated herein by reference).

3(b)                      By-laws of the Registrant, as amended to January 1, 1987 (filed as Exhibit 3(b)
                          to Registrant's Registration Statement on Form S-4 dated September 16, 1988 and incorporated herein by reference).

4(a)                      Amended and Restated Credit Agreement and Guarantee among Levitt Homes
                          Incorporated, Levitt Corporation, various subsidiary guarantors and Manufacturers
                          Hanover Trust Company dated as of August 29, 1988 (filed as Exhibit 4(a) to
                          Registrant's Registration Statement on Form S-4 dated September 16, 1988 and incorporated herein by reference).

4(b)                      First Amendment dated as of March 6, 1990 to Amended and Restated Credit
                          Agreement and Guarantee (filed as Exhibit 4(b) to Registrant's Form 10-K for 1989 and incorporated herein by reference).

4(c)                      Amendment dated as of April 30, 1990 to Amended and Restated Credit Agreement and
                          Guarantee (filed as Exhibit 4(c) to Registrant's Form 10-K for 1990 and incorporated herein by reference).

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
10(a)                     Form of Starrett Housing Corporation warrant for the purchase of 151,546 shares of Common Stock dated May 24, 1984, and subsequently extended to June 2, 1986
                          (filed as Exhibit 10(o) to the Registrant's Form 10-K for 1984 and incorporated herein by reference).

10(b)                     Stock Purchase Agreement dated March 1, 1985 between the Registrant and the purchasers listed in Schedule 1 to the Agreement (filed as Exhibit 10(p) to the
                          Registrant's Form 10-K for 1985 and incorporated herein by reference).

10(c)(1)                  Amended and Restated Agreement, dated as of January 5, 1992, between Henry Benach and the
                          Registrant (filed as Exhibit 10(c)(1) to the Registrant's Form 10-K for 1991 and
                          incorporated herein by reference).

10(c)(2)                  Incentive Compensation Agreement, dated as of January 5, 1989, between Henry Benach and the Registrant (filed as Exhibit 10(c)(2) to Registrant's Form 10-K for 1989 and
                          incorporated herein by reference).

10(d)(1)                  Employment Agreement, dated as of June 1, 1981, between Irving R. Fischer and the
                          Registrant (filed as Exhibit 10(f)(2) to the Registrant's Form 10-K for 1981 and
                          incorporated herein by reference).

10(d)(2)                  Amendment, dated as of January 3, 1986, to the Employment Agreement between Irving R.
                          Fischer and the Registrant (filed as Exhibit 10(d)(5) to Registrant's Registration
                          Statement on Form S-4 dated September 16, 1988 and incorporated herein by reference).

10(d)(3)                  Incentive Compensation Agreement, dated as of January 3, 1986, between Irving R. Fischer and the Registrant (filed as Exhibit 10(d)(6) to Registrant's Registration Statement on
                          Form S-4 dated September 16, 1988 and incorporated herein by reference).

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
10(d)(4)                  Restricted Stock Agreement, dated as of October 27, 1987, between Irving R. Fischer and the Registrant (filed as Exhibit 10(d)(4) to Registrant's Form 10-K for 1987 and
                          incorporated herein by reference).

10(d)(5)                  Extension dated December 30, 1991 to Employment and Incentive Compensation Agreements of
                          Irving R. Fischer (filed as Exhibit 10(e)(5) to the Registrant's Form 10-K for 1991 and
                          incorporated herein by reference).

10(e)(1)                  Employment Agreement, dated as June 1, 1981, between Richard Bassuk and the Registrant
                          (filed as Exhibit 10(k) to the Registrant's Form 10-K for 1981 and incorporated herein by reference).

10(e)(2)                  Amendment, dated as of January 3, 1986, to the Employment Agreement between Richard
                          Bassuk and the Registrant (filed as Exhibit 10(g)(4) to Registrant's Form 10-K for 1985 and incorporated herein by reference).

10(e)(3)                  Incentive Compensation Agreement, dated as of January 3, 1986, between Richard Bassuk and the Registrant (filed as Exhibit 10(g)(5) to the Registrant's Form 10-K for 1985 and
                          incorporated herein by reference).

10(e)(4)                  Restricted Stock Agreement, dated as of October 27, 1987, between Richard Bassuk and the
                          Registrant (filed as Exhibit 10(e)(7) to Registrant's Form 10-K for 1987 and incorporated herein by reference).

10(e)(5)                  Extension dated December 30, 1991 to Employment and Incentive Compensation Agreements of
                          Richard Bassuk (filed as Exhibit 10(d)(5) to the Registrant's Form 10-K for 1991 and
                          incorporated herein by reference).

10(e)(6)                  Extension dated January 5, 1993 to Employment                                                      50-52
                          and Incentive Compensation Agreements of Richard Bassuk (filed as Exhibit 10(d)(6) to the
                          Registrant's Form 10-K for 1993 and incorporated herein by reference).*

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
10(f)                     Restricted Stock Agreement, dated as of October 27, 1987, between Stephen Salup and the Registrant (filed as Exhibit 10(f) to Registrant's Form 10-K for 1987 and
                          incorporated herein by reference).

10(g)(1)                  Employment Agreement, dated as of January 1, 1987 between Lewis A. Weinfeld and the
                          Registrant (filed as Exhibit 10(g)(1) to Registrant's Form 10-K for 1987 and incorporated herein by reference).

10(g)(2)                  Incentive Compensation Agreement, dated as of January 1, 1987, between Lewis A. Weinfeld and the Registrant (filed as Exhibit 10(g)(2) to Registrant's Form 10-K for 1987 and
                          incorporated herein by reference).

10(g)(3)                  Restricted Stock Agreement, dated as of October 27, 1987, between Lewis A. Weinfeld and the Registrant (filed as Exhibit 10(g)(3) to Registrant's Form 10-K for 1987 and
                          incorporated herein by reference).

10(g)(4)                  Letter Agreement dated June 9, 1989 between Lewis A. Weinfeld and Starrett Housing
                          Corporation (filed as Exhibit 10(g)(4) to Registrant's Form 10-K for 1989 and
                          incorporated herein by reference).

10(h)(i)                  Employment Agreement dated as of July 1, 1983 between Elliott M. Wiener and Levitt (filed as Exhibit 10(h)(i) to Registrant's Registration Statement on Form S-4 dated September
                          16, 1988 and incorporated herein by reference).

10(h)(ii)                 First Amendment to Employment Agreement dated as of January 1, 1987 between
                          Elliott M. Wiener and Levitt (filed as Exhibit 10(h)(ii) to Registrant's
                          Registration Statement on Form S-4 dated September 16, 1988 and incorporated herein by reference).

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
10(h)(iii)                Second Amendment to Employment Agreement dated as of July 1, 1988 between Elliott
                          M. Wiener and Levitt (filed as Exhibit 10(h)(iii) to Registrant's Registration
                          Statement on Form S-4 dated September 16, 1988 and incorporated herein by reference).

10(h)(iv)                 Third Amendment to Employment Agreement dated as of January 1, 1990 between
                          Elliott M. Wiener and Levitt (filed as Exhibit 10(h)(iv) to Registrant's Form 10-
                          K for 1989 and incorporated herein by reference).

10(i)(i)                  Letter Agreement, dated December 2, 1988, between American Financial Corporation and Starrett Housing Corporation, with Form of Note attached thereto (filed as
                          Exhibit 10(j)(i) to Amendment No. 1 to the Registrants' Registration Statement on
                          Form S-4 dated December 13, 1988 and incorporated herein by reference).

10(i)(ii)                 Letter Agreement, dated December 2, 1988, between American Financial Corporation and Henry Benach (filed as Exhibit 10(j)(ii) to Amendment No. 1 to the
                          Registrant's Registration Statement on Form S-4 dated December 13, 1988 and incorporated herein by reference).

10(i)(iii)                Letter Agreement, dated December 2, 1988, between American Financial Corporation and Builtland Partners (filed as Exhibit 10(j)(iii) to Amendment No. 1 to the
                          Registrant's Registration Statement on Form S-4 dated December 13, 1988 and incorporated herein by reference).

10(i)(iv)                 Letter Agreement, dated December 2, 1988, between American Financial Corporation and Oded Aboodi (filed as Exhibit 10(j)(iv) to Amendment No. 1 to the
                          Registrant's Registration Statement on Form S-4 dated December 13, 1988 and incorporated herein by reference).

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
10(i)(v)                  Letter, dated December 2, 1988, from Starrett Housing Corporation to Henry Benach (filed as Exhibit 10(j)(v) to Amendment No. 1 to the Registrant's Registration Statement on Form
                          S-4 dated December 13, 1988 and incorporated herein by reference).

10(i)(vi)                 Letter, dated December 2, 1988, from Starrett Housing Corporation to Builtland
                          Partners (filed as Exhibit 10(j)(vi) to Amendment No. 1 to the Registrant's
                          Registration Statement on Form S-4 dated December 13, 1988 and incorporated herein by reference).

10(i)(vii)                Letter, dated December 2, 1988, from Starrett Housing Corporation to Oded Aboodi
                          (filed as Exhibit 10(j)(vii) to Amendment No. 1 to the Registrant's Registration
                          Statement on Form S-4 dated December 13, 1988 and incorporated herein by reference).

10(j)(i)                  Second Amended and Restated Partnership Agreement of Roosevelt Island Associates dated
                          February 28, 1989 (filed as Exhibit 10(j)(i) to Registrant's Current Report on Form 8-K
                          dated March 3, 1989 and incorporated herein by reference).

10(j)(ii)                 Participation Agreement dated February 28, 1989 by and among Roosevelt Island
                          Associates, Manhattan Park Leasing Corporation, HRH Construction Corporation, RIA
                          Construction Company, Starrett Housing Corporation, Grenadier Realty Corporation,
                          Manhattan Park, Inc., Cohen Roosevelt Associates and NCC RIA Company (Schedules
                          are omitted, and are available from the Registrant upon request (filed as Exhibit
                          10(j)(ii) to Registrant's Current Report on Form 8-K dated March 3, 1989 and incorporated herein by reference).

10(j)(iii)                Capital Adjustment Agreement dated February 28, 1989 between Starrett Housing
                          Corporation, Manhattan Park, Inc., Cohen Roosevelt Associates and NCC RIA Company
                          (filed as Exhibit 10(j)(iii) to Registrant's Current Report on Form 8-K dated
                          March 3, 1989 and incorporated herein by reference).

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
10(j)(iv)                 No-Negative Guaranty Agreement dated February 28, 1989 by and among Starrett
                          Housing Corporation, Cohen Roosevelt Associates, Grenadier Realty Corporation,
                          Manhattan Park Leasing Corporation and Roosevelt Island Associates (filed as
                          Exhibit 10(j)(iv) to Registrant's Current Report on Form 8-K dated March 3, 1989 and incorporated herein by reference).

10(j)(v)                  First Amendment to No-Negative Guaranty Agreement dated as of January 15, 1993 by and among Starrett Housing Corporation, Cohen Roosevelt Associates, Grenadier Realty
                          Corporation, Manhattan Park Leasing Corporation and Roosevelt Island Associates.

10(j)(vi)                 Construction Completion Guaranty Agreement dated February 28, 1989 by and among
                          Roosevelt Island Associates, Starrett Housing Corporation, and Cohen Roosevelt
                          Associates (filed as Exhibit 10(j)(v) to Registrant's Current Report on Form 8-K
                          dated March 3, 1989 and incorporated herein by reference).

10(j)(vii)                Payment Allocation, Contribution and Indemnification Agreement made as of
                          February 28, 1989 by and among Starrett Housing Corporation, Manhattan Park,
                          Inc., HRH Construction Corporation, Grenadier Realty Corp.; and Roosevelt
                          Associates, RIA Construction Company, Charles Steven Cohen and Sherman Cohen
                          (filed as Exhibit 10(k)(vi) to Registrant's Form 10-K for 1988 and incorporated herein by reference).

10(j)(viii)               Amendment to Payment Allocation, Contribution and Indemnification Agreement,
                          dated as of February 28, 1989, a Second Amendment thereto dated October 30, 1992 and a Third Amendment thereto made as of February 28, 1989.

10(j)(ix)                 Master Refunding Agreement dated January 13, 1993 by and among Manhattan Park,
                          Inc., Cohen Roosevelt Associates, NCC RIA Company, Starrett Housing Corporation,
                          Charles Steven Cohen, Sherman Cohen and Roosevelt Island Associates.

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
10(k)(i)                  Letter Agreement dated August 26, 1988 between ITT Corporation and Starrett Housing
                          Corporation (filed as Exhibit 10(l) to Registrant's Form 10-K for 1988 and incorporated herein by reference).

10(k)(ii)                 Letter Agreement dated November 20, 1990 between ITT Corporation and Starrett
                          Housing Corporation and related forms of promissory notes (filed as Exhibit
                          10(k)(ii) to Registrant's Form 10-K for 1990 and incorporated herein by reference).

10(l)(i)                  Agreement between Levitt Retirement Communities No. 1., Inc. and Resources
                          Funding Corporation, dated January 11, 1989 (filed as Exhibit 10(m)(i) to
                          Registrant's Current Report on Form 8-K dated April 20, 1989 and incorporated herein by reference).

10(l)(ii)                 Guaranty and Undertaking, dated March 15, 1989 among Levitt Corporation,
                          Northpark Associates Limited Partnership, Resources Funding Corporation, Special
                          Housing for America's Retired and Elderly, L.P. and Northpark Corp. (filed as
                          Exhibit 10(m)(ii) to Registrant's Current Report on Form 8-K dated April 20, 1989 and incorporated herein by reference).

10(l)(iii)                First, Second, Third and Fourth Promissory Notes, dated March 15, 1989, issued by
                          Special Housing for America's Retired and Elderly, L.P. to Levitt Retirement
                          Communities No. I, Inc. and Levitt Retirement Communities No. II, Inc. (filed as
                          Exhibit 10(m)(iii) to Registrant's Current Report on Form 8-K dated April 20,
                          1989 and incorporated herein by reference).

10(l)(iv)                 Management Agreement among Northpark Associates Limited Partnership, Resources
                          Property Management Corp. and Levitt Care Corporation (filed as Exhibit 10(m)(iv)
                          to Registrant's Current Report Form 8-K dated April 20, 1989 and incorporated herein by reference).

Exhibit                                                                                                                       Page
- - -------                                                                                                                       ----
10(l)(v)                  Master Agreement among Levitt Retirement Communities No. I, Inc., Levitt Retirement
                          Communities No. II, Inc., Levitt Corporation, Special Housing for America's Retired and
                          Elderly, L.P., Integrated Resources, Inc. and Manufacturers Hanover Trust Company (filed as Exhibit 10(m)(v) to Registrant's Current Report on Form 8-K dated April 20, 1989 and incorporated herein by reference).

10(l)(vi)                 Note Repurchase Agreement between Levitt Corporation and Manufacturers Hanover
                          Trust Company (filed as Exhibit 10(m)(vi) to Registrant's Current Report on Form
                          8-K dated April 20, 1989 and incorporated herein by reference).

11(a)                     Exhibit Setting Forth the Computation of                                                              53
                          Primary Earnings Per Share Information.*

11(b)                     Exhibit Setting Forth the Computation of                                                              54
                          Fully Diluted Earnings Per Share Information.*

22                        List of Subsidiaries of the Registrant (filed as Exhibit 22 to Registrant's Form
                          10-K for 1987 and incorporated herein by reference).

                          Note:  The Exhibits which have not previously been filed are marked with an asterisk (*).