Form 10-K/A
period 1993-12-31
STARRETT HOUSING CORP
filed 1994-05-02
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Amendment to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1993 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ------- to -------

Commission file number 1-6736.

                          STARRETT HOUSING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                       13-5411123
- - -------------------------------                    ------------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification Number)

909 Third Avenue, New York, New York                        10022
- - ---------------------------------------            ----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 751-3100
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
         Title of each class                         on which registered
         -------------------                         ---------------------
Common Stock, par value $1.00 per share              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                     None.

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to the filing requirements for the past 90 days.  YES   X    NO      .
                                                              -----     -----


                              Page 1 of ---- Pages
                     The Exhibit Index Appears on Page ---

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. [X]


                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

                 Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the closing price on the American Stock Exchange ("AMEX") on April 19, 1994: $14,901,621. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, executive officers and 5% shareholders of the Company; certain of such persons disclaim that they are affiliates of the Company.)

                 Indicate the number of shares outstanding of each of the Company's classes of common stock as of the latest practicable date:

                 6,261,158 shares of Common Stock, par value $1.00 per share, were outstanding as of April 19, 1994


                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

                                    PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors of the Registrant

                 The following table sets forth the directors of the Company, their respective ages, the year in which each was elected a director and, where applicable, the office of the Company held by the director.

                                           Director         Term
Director's Name           Age              Since            Expires
- - ---------------           ---              -----            -------
Paul Milstein             71               1994             1994(1)

Henry Benach              76               1970             1994

- - ---------------------

(1) Mr. Milstein was elected on January 1, 1994 to fill a vacancy on the Board; his term will expire at the annual meeting of shareholders in 1994.

                 Paul Milstein (Chairman of the Board), has been active for more than five years as a real estate developer and investor.

                 Henry Benach, who served as Chairman of the Board of the Company until December 31, 1993, served in such position for more than five years. Mr. Benach is also a director of M.I. Fund, Inc.

                 The Board of Directors of the Company met five times during the fiscal year ended December 31, 1993. All directors then in office attended 100% of the meetings of the Board held during such year, except that one former director missed two meetings due to illness.

                 The Board of Directors has established a Compensation Committee, which has historically consisted of outside directors and which currently has no members. The function of the Compensation Committee is to approve the salaries, bonuses and other forms of compensation of senior executives of the Corporation. The Board of Directors has also established an Audit Committee for reviewing the planned scope and results of audits, considering any recommendations the auditors may make with respect to the Company's internal controls and procedures and overseeing any responses made to such recommendations; however, there are currently no members on the Audit Committee. The Corporation does not have a nominating committee or a committee performing similar functions.

                 Directors of the Corporation who are not employees receive directors' fees aggregating $20,000 per annum.


Compliance with Section 16(a) of the Securities Exchange
Act of 1934.

                 Section 16(a) of the Securities Exchange Act of 1934 requires Directors and Executive Officers of the Corporation to file with the SEC initial reports of ownership and reports of changes in ownership of securities of the Corporation. Directors and executive officers are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

                 To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, during the fiscal year ended December 31, 1993, all Section 16(a) filing requirements applicable to Directors and Executive Officers were complied with.

Item 11.  EXECUTIVE COMPENSATION

                 The following Summary Compensation Table includes individual compensation information for services rendered in all capacities during the fiscal years ended December 31, 1993, December 31, 1992 and December 31, 1991 by the Chief Executive Officer and the four other most highly paid executive officers in office on December 31, 1993 whose salary and bonus for the year ended December 31, 1993 exceeded $100,000.



                                                      SUMMARY COMPENSATION TABLE
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  All Other
                                                                                                                  Compensation
                                                                         Annual Compensation                      ($)
                                                                         -------------------                      -------------
  Name/Title                                   Year           Salary                           Bonus
                                                                 ($)                             ($)
- - -------------------------------------------------------------------------------------------------------------------------------
  Henry Benach, Chairman of the Board and      1993         400,000                                 0                (4)
  Chief Executive Officer(1)                   1992         400,000                           113,263
                                               1991         400,000                            98,572


  Richard Bassuk, President and Chief          1993         300,000                           147,280                (4)
  Operating Officer(2)                         1992         300,000                            84,948
                                               1991         300,000                            73,929



  Irving R. Fischer, Chairman of the Board     1993         300,000                           147,280                (4)
  and Chief Executive Officer of HRH           1992         300,000                            84,948
  Construction Corporation (3)                 1991         300,000                            73,929




  Elliott M. Weiner, President of Levitt       1991         250,000                           102,975
  Corporation (3)                              1992         250,000                                 0
                                               1993         250,000                                 0

  Lewis A. Weinfeld, Senior Vice President-    1993         160,000                           35,000                 (4)
  Finance Treasurer and Secretary              1992         160,000                           14,158
                                               1991         160,000                           12,322



(1) Mr. Benach resigned from his position as the Chairman of the Board of the Company on December 31, 1993. Mr. Benach remains a director of the Company. On January 1, 1994, Paul Milstein was elected as Chairman of the Board to succeed Mr. Benach.

(2) Mr. Bassuk resigned from his position as President and Chief Operating Officer of the Company on December 31, 1993.

(3)      A subsidiary of the Company.

(4) Messrs. Benach, Fischer, Weinfeld and Bassuk are entitled to benefits under the Company's pension plan. The pension plan was amended effective July 31, 1992, by freezing accrued benefits for all participants. Pensions are payable under such pension plan, upon retirement at age 65 or later, to employees based upon salary levels (average of highest five successive years out of last ten years prior to the aforesaid freeze) and representative years-of-service classifications established on such freeze, based upon Social Security benefits and pension law limitations currently in effect. Benefit amounts are not further reduced by deductions for Social Security benefits or other offset amounts. The credited years of service of Messrs. Benach, Fischer, Weinfeld and Bassuk under the plan as frozen are 22, 15, 21 and 19 years, respectively. Accordingly, Messrs. Benach, Fischer, Weinfeld and Bassuk would receive under the plan upon retirement at normal retirement age annual benefits of $54,612, $47,712, $30,432 and $44,544, respectively.

         In light of increasing pension costs and the impact of such costs on the Company's competitive position, effective August 1, 1992, the Board of Directors approved in place of the Corporation's pension plan a Section 401(k) tax deferred savings plan which covers all employees who have completed at least 1,000 hours of service within the completed twelve-month period, which plan has achieved substantial cost savings and has been well received by the Corporation's employees.

Compensation of Directors.

                 Reference is made to Item 10 above for information with respect to compensation of directors of the Company.

Employment Contracts

                 Except as described below, all employment agreements between the Corporation and its executive officers expired by January 1993. Mr. Benach's employment arrangements with the Company provided for the Company to pay him, upon the cessation of his employment with the Company, consulting payments of 75% of his base salary for the five-year period following his cessation of employment. Mr. Benach resigned from his position as Chairman of the Board of the Company on December 31, 1993 and, accordingly, such payments are now being made by the Company. Mr. Bassuk's employment arrangements expired at the end of 1993, with the possibility of a certain item of incentive compensation carrying over after 1993, plus consulting payments at 50% of his base salary during the two-year period of a covenant not to compete. Mr. Fischer's employment arrangements also have provisions whereby, after any time Mr. Fischer ceases to work full-time for the Company, he would be entitled to consulting payments by the Company at 50% of his base salary during the two-year period of a covenant not to compete.


Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

None.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Principal Shareholders

                 As of April 19, 1994, the following are the only persons known by the Company to own beneficially (as defined under applicable rules of the Securities and Exchange Commission) more than 5% of its outstanding Common Stock, in each case with the sole power to vote and dispose of the shares unless otherwise noted:

                                                   Amount and
                                  Title            Nature of                 Percent
                                  of               Beneficial                of
Name and Address                  Class            Ownership                 Class
- - ----------------                  -----            ---------                 -----
Builtland Partners, PIM           Common           1,750,005                 28.0%
Holding Co., SVM Holding          Stock            shares (1)
Co., Paul Milstein and
Seymour Milstein
1271 Avenue of the Americas
New York, NY

Henry Benach                      Common           735,348                   11.8%
909 Third Avenue                  Stock            shares (2)
New York, NY

Cynthia Green Colin and           Common           443,628                    7.1%
The Green Fund, Inc.              Stock            shares (3)
120 Broadway
New York, NY

Oded Aboodi                       Common           387,360                    6.2%
75 Rockefeller Plaza              Stock            shares (4)
New York, NY


Dimensional Fund                  Common           397,100                    6.3%
         Advisors Inc.            Stock            shares
1299 Ocean Avenue
Santa Monica, CA

- - --------------------------

(1) According to the Schedules 13D filed with the SEC, as amended, and information subsequently supplied to the Corporation, the following shareholders have beneficial ownership of the Corporation's Common Stock as follows:

                 Builtland Partners ("Builtland"), a partnership beneficially owned by members of the Milstein family, owns directly 1,100,000 shares (or 17.6%) of the Corporation's Common Stock. Paul Milstein beneficially owns 457,377 shares (7.3%) including shares owned by PIM Holding Co. ("PIM") and, together with PIM, may be deemed to be a beneficial owner of shares owned by Builtland and 109,441 shares (1.8%) owned by Bradley Associates ("Bradley"), a partnership beneficially owned by members of the Milstein family. He (with PIM) disclaims beneficial ownership of more than 20% of the shares owned by Builtland or 28% of the shares owned by Bradley and all the shares owned by Seymour Milstein and SVM Holding Co. ("SVM") described below. Seymour Milstein owns beneficially 83,187 shares (1.3%) owned by SVM and, together with SVM, may be deemed to be a beneficial owner of the shares owned by Builtland and Bradley. He (with SVM) disclaims beneficial ownership of more than 20% of the shares owned by Builtland or 28% of the shares owned by Bradley and all of the shares owned by Paul Milstein and PIM. Builtland, PIM, SVM, Paul Milstein and Seymour Milstein (the "Reporting Persons") disclaim beneficial ownership of 42,423 shares (0.7%) owned by the Milstein Family Foundation, Inc., a not-for-profit corporation for which members of the Milstein family serve as officers and directors, and 75,850 shares (1.2%) that are beneficially owned by partners of Builtland who are not Reporting Persons and spouses of partners of Builtland (all of which shares are excluded from the above table).


(2) Excludes 1,050 shares owned by Shirlee Benach, Mr. Benach's wife, and 24,000 shares owned by The Henry and Shirlee Benach Foundation (the "Foundation"), of which Mr. Benach and his wife are officers and directors, but includes 242,900 shares owned by Home Associates, a partnership in which Mr. Benach is a partner. Mr. Benach disclaims beneficial ownership of the shares owned by his wife and the Foundation.


(3) According to the Schedules 13D filed with the SEC, as amended, and information subsequently supplied to the Corporation, the following shareholders have beneficial ownership of the Corporation's Common Stock as follows:

                 Cynthia Green Colin owns 3,200 shares. 37,728 shares of the Corporation's Common Stock are held in various trusts of which Cynthia Green Colin, S. William Green, Evelyn Green Davis and Patricia Green are the trustees (0.6% of the Corporation's Common Stock). The Green Fund, Inc. (the "Fund"), a New York not-for-profit corporation, owns 402,700 shares (6.4% of the Corporation's Common Stock).

         According to the Schedules 13D, Cynthia Green Colin and the Fund constitute a "group" and Mr. Green, formerly a member of such group, has terminated his participation therein and does not participate in the decisions of the Fund relating to the voting or disposition of the shares of the Corporation's Common Stock held by the Fund.


(4) According to the Schedules 13D filed with the SEC, as amended, and information subsequently supplied to the Corporation, the following shareholders have beneficial ownership of the Corporation's Common Stock as follows:

                 Oded Aboodi owns 28,600 shares (0.5%) of the Corporation's Common Stock. OEA Partners ("OEA"), a New Jersey general partnership, owns 50,000 shares (0.8%) of the Corporation's Common Stock. Kadima Partners ("Kadima"), a Delaware general partnership, owns 308,760 shares (4.9%) of the Corporation's Common Stock. Oded Aboodi is deemed to beneficially own the shares owned by OEA and Kadima, or 5.7% of the shares of the Corporation's Common Stock. As a result, Mr. Aboodi is deemed to beneficially own an aggregate of 387,360 shares or 6.2% of the Company's Common Stock.

Security Ownership of Management

                 The following table reflects the number of shares of Common Stock of the Company beneficially owned (as defined under the applicable rules of the Securities and Exchange Commission) by all directors and nominees, all named executive officers and all executive officers and directors as a group as of April 19, 1994, in each case with sole power to vote or dispose of the shares unless otherwise noted.

                                                                              Amount and
                                                      Title                    Nature of           Percent
                                                        of                    Beneficial             of
            Name                                      Class                    Ownership            Class
            ----                                      -----                    ---------            -----
   Paul Milstein                                      Common                          (1)           (1)
                                                      Stock

   Henry Benach                                       Common                          (2)           (2)
                                                      Stock

   Richard Bassuk                                     Common                      80,000            1.3%
                                                      Stock                       shares

   Irving R. Fischer                                  Common                      71,022            1.1%
                                                      Stock                       shares

   Lewis A. Weinfeld                                  Common                      11,038            0.2%
                                                      Stock                       shares

   Elliott A. Weiner                                  Common                      25,500            0.4%
                                                      Stock                       shares

   All executive officers                             Common                   2,696,905           43.1%
   and directors as a group                           Stock                       shares
   (including those named
   above)

- - ---------------------

(1)      See Footnote (1) under Item 12 ("Principal Shareholders"), supra.

(2)      See Footnote (2) under Item 12 ("Principal Shareholders"), supra.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The Corporation's Levitt subsidiary has leased approximately 7,600 square feet of office space in a building in Boca Raton, Florida. The lease expires on January 31, 1996 and has one five-year renewal option. The lease is terminable by Levitt at any time after January 31, 1993. The building in which such space is located is owned by a partnership in which certain executives and employees of the Corporation and Levitt have an investment.

                 Pursuant to a Memorandum of Understanding between the Company and the City of New York, the Company has been designated as the developer of a mixed use development project in Brooklyn, New York. The project known as Spring Creek, includes a 2,500 - 3,000 unit affordable housing development, a shopping center and other facilities. The project is in the early stages of development. The Company enjoys a 65% interest in the project and Milstein Properties, of which Paul Milstein is a principal, enjoys a 35% interest in the project.

                 See "Directors and Executive Officers of the Registrant" and "Executive Compensation" for a description of certain other relationships and related transactions.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          STARRETT HOUSING CORPORATION


                             By  /s/  Lewis A. Weinfeld
                             -------------------------------------------
                                 Lewis A. Weinfeld, Senior Vice
                                    President - Finance, Treasurer and
                                    Secretary