Form 10-Q
period 1994-03-31
STARRETT HOUSING CORP
filed 1994-05-13
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1994                      Commission File No. 1-6736


                         STARRETT HOUSING CORPORATION
                         ----------------------------


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

                                      NONE

             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                       6,566,585 shares of common stock.

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES


                               TABLE OF CONTENTS



                                                                                                     PAGE
                                                                                                     ----
Consolidated Financial Statements:

Statement of Consolidated Financial Position - March 31, 1994 . . . . . . . . . . . . . . . . . . .    3

Condensed Statement of Consolidated Financial Position -
 December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Statements of Common Stockholders' Equity - March 31, 1994
 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Statements of Consolidated Operations - For the Three Months
 ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Consolidated Statements of Cash Flows - For the Three Months
 ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Management's Discussion of Financial Condition and
 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9-10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Exhibit A -      Computation of Primary Earnings per Share - For the
                 Three Months ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .   12

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 MARCH 31, 1994
                                 (In Thousands)
                                  (Unaudited)

ASSETS:
Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 17,029
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . . . . . . . . . . .                  305
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               23,646
Inventory of real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               55,691

Property and Equipment-Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,313
Land Held for Investment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,197
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               12,616
                                                                                                --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $114,797
                                                                                                ========

LIABILITIES AND EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 10,506
 Current portion of long-term obligations . . . . . . . . . . . . . . . . . . . . .                5,626
 Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13,217
                                                                                                --------
         Total Liabilities Payable Within One Year  . . . . . . . . . . . . . . . .               29,349

Deferred Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,259
Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,795
Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               35,880
                                                                                                --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               72,283
                                                                                                --------

Common Stockholders' Equity
 Common stock-par value, $1.00; authorized, 18,000 shares . . . . . . . . . . . . .                6,566
 Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . .               23,933
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14,341
 Pension liability adjustment . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (736)
 Shares held in treasury-at cost  . . . . . . . . . . . . . . . . . . . . . . . . .                1,590)
                                                                                                --------

Common Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .               42,514
                                                                                                --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $114,797
                                                                                                ========


                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (In Thousands)
                                  (Unaudited)

                                                                                     December 31,
                                                                                         1993
                                                                                     ------------
ASSETS

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 12,171

U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . . . . . . . . . . .       7,811

Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,724

Inventory of Real Estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60,629

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,949
                                                                                       --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $120,284
                                                                                       ========


LIABILITIES AND EQUITY

Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 12,853

Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,639

Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,940

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41,033

Common Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41,819
                                                                                       --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $120,284
                                                                                       ========





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                  (Unaudited)

                                                                                 March 31,       December 31,
                                                                                   1994            1993
                                                                                 ---------       ------------
Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,585 shares  . . . . . . . . . .               $  6,566           $  6,566

Capital in Excess of Par Value  . . . . . . . . . . . . . . . . .                 23,933             23,933

Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . .                 14,341             13,646

Pension Liability Adjustment  . . . . . . . . . . . . . . . . . .                   (736)              (736)

Less:   Shares Held in Treasury - at cost;
        1994, 305,427 and 1993, 305,427
        shares  . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,590)            (1,590)
                                                                                --------           --------

TOTAL COMMON STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .               $ 42,514           $ 41,819
                                                                                ========           ========





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
               For The Three Months Ended March 31, 1994 and 1993
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                                                   1994           1993
                                                                                 --------       --------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 27,395       $ 26,931
Construction Costs  . . . . . . . . . . . . . . . . . . . . . . .                  15,415         15,254
                                                                                 --------       --------

Income from Construction Contracts and
 Related Revenues . . . . . . . . . . . . . . . . . . . . . . . .                  11,980         11,677
                                                                                 --------       --------

Expenses:
 General and Administrative . . . . . . . . . . . . . . . . . . .                   6,057          6,221
 Security Service Labor and Other Costs . . . . . . . . . . . . .                   2,186          2,092
 Selling  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,097          1,383
 Mortgage and Closing Costs . . . . . . . . . . . . . . . . . . .                   1,175            902
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     165            217
 Loss from Rental Operations-Net  . . . . . . . . . . . . . . . .                                    159
                                                                                 --------       --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  10,680         10,974
                                                                                 --------       --------

Income before Income Taxes  . . . . . . . . . . . . . . . . . . .                   1,300            703
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                     605            379
                                                                                 --------       --------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                $    695       $    324
                                                                                 ========       ========


Earnings per Common Share:

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $.11           $.05
                                                                                     ====           ====

Weighted average number of shares . . . . . . . . . . . . . . . .                   6,261          6,399
                                                                                    =====          =====

Cash Dividends per Share  . . . . . . . . . . . . . . . . . . . .                    None           None
                                                                                     ====           ====





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1994 and 1993
                                 (In Thousands)
                                  (Unaudited)

                                                                                   1994          1993
                                                                                 --------      --------
OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   695        $   324
Adjustments to Reconcile Income to Net Cash
 Provided by Operating Activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . .                 517            660
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                 151            323
  Gain on sale of rental facilities . . . . . . . . . . . . . . . .                                195

  Changes in Operating Assets and Liabilities:
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .                (922)         3,235
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .               4,977          2,301
   Account payable  . . . . . . . . . . . . . . . . . . . . . . . .              (2,347)        (2,341)
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,245)         1,006
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .               2,182           (295)
   Deferred revenues  . . . . . . . . . . . . . . . . . . . . . . .                (145)          (441)
                                                                                -------        -------

Cash Provided by Operating Activities . . . . . . . . . . . . . . .               3,863          4,967
                                                                                -------        -------

INVESTING ACTIVITIES:
Investments in and Advances to Partnerships . . . . . . . . . . . .                (260)        (1,121)
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . . .               7,506          2,888
Purchase of Property and Equipment  . . . . . . . . . . . . . . . .                (228)          (124)
Proceeds (payments) relating to sale of rental
 and other property and equipment, net  . . . . . . . . . . . . . .                               (414)
                                                                                -------        -------

Net Cash Provided by Investing Activities . . . . . . . . . . . . .               7,018          1,229
                                                                                -------        -------

FINANCING ACTIVITIES:
Repayment of Notes and Mortgage Payables  . . . . . . . . . . . . .              (4,556)        (5,902)
Payments of Promissory Notes  . . . . . . . . . . . . . . . . . . .              (1,467)        (5,846)
Purchase of Treasury Stock  . . . . . . . . . . . . . . . . . . . .                                 (8)
                                                                                -------        -------

Net Cash Used In Financing Activities . . . . . . . . . . . . . . .              (6,023)       (11,756)
                                                                                -------        -------

Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . .               4,858         (5,560)

Cash and Cash Equivalents Beginning of Period . . . . . . . . . . .              12,171         11,624
                                                                                -------        -------

Cash and Cash Equivalents End of Period . . . . . . . . . . . . . .             $17,029        $ 6,064
                                                                                =======        =======


                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The accompanying consolidated financial statements of Starrett Housing Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the three months ended March 31, 1994 and 1993 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1993 amounts have been reclassified to conform with the 1994 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1994 AND 1993


    During the three months ended March 31, 1994 the Company had income from operations of $1,300,000 as compared with $703,000 in 1993, and net income of $695,000 or $.11 a share for the three months ended March 31, 1994 as compared with $324,000 or $.05 a share for the similar period in 1993. Earnings per share were based on average shares outstanding of 6,261,000 and 6,399,000 in 1994 and 1993, respectively.

    The increase in income was primarily attributable to Levitt Corporation. Levitt's backlog increased from $32,320,000 or 232 units at December 31, 1993 to $79,527,000 or 528 units at March 31, 1994. Levitt's sales (new contracts) during the three months ended March 31, 1994 increased to $57,353,000 or 371 units from $32,887,000 or 224 units for the similar period in 1993. The March 31, 1994 backlog and sales for the three months ended March 31, 1994 include $9,348,000 and 60 units relating to a joint venture in which Levitt has a 50% interest. Levitt's sales increased in both its Puerto Rico and Florida regions.

    Levitt's gross profit margin increased in 1994 compared with 1993. The increase is due to higher selling prices and a greater proportion of houses delivered in the Puerto Rico region, where gross profits are higher as compared to the domestic region. The Company anticipates that sales in Florida during 1994, which have been made at increased profit margins, will be reflected in income during the fall of 1994.

    The Company's management and development division reported a small profit and its construction division reported a small loss for the quarter ended March 31, 1994.

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STARRETT HOUSING CORPORATION
                                                  (Registrant)




                                             s/ Paul Milstein
                                             ----------------------------------
                                             Paul Milstein - Chairman




                                             s/ Lewis A. Weinfeld
                                             -----------------------------------
                                             Lewis A. Weinfeld - Senior Vice
                                             President and Treasurer
                                             (Principal Accounting Officer)


DATE:    May 13, 1994

                                                                       EXHIBIT A
                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                    (In Thousands Except Per Share Amounts)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  ------------------
                                                                                   1994         1993
                                                                                  ------       ------
Weighted average number of shares outstanding during
 the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,261         6,399
                                                                                  =====         =====



Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $695          $324
                                                                                   ====          ====



Primary earnings per share:

    Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $.11          $.05
                                                                                   ====          ====