Form 10-Q
period 1994-06-30
STARRETT HOUSING CORP
filed 1994-08-12
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, DC  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1994                       COMMISSION FILE NO. 1-6736

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

                                      NONE

  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

                       6,566,399 SHARES OF COMMON STOCK.

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES


                               TABLE OF CONTENTS




                                                                                                 PAGE
                                                                                                 ----
CONSOLIDATED FINANCIAL STATEMENTS:

STATEMENT OF CONSOLIDATED FINANCIAL POSITION - JUNE 30, 1994  . . . . . . . . . . . . . . . . . . . 3

CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
 DECEMBER 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

STATEMENTS OF COMMON STOCKHOLDERS' EQUITY - JUNE 30, 1994
 AND DECEMBER 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

STATEMENTS OF CONSOLIDATED OPERATIONS - FOR THE SIX MONTHS
 ENDED JUNE 30, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

STATEMENTS OF CONSOLIDATED OPERATIONS - FOR THE THREE MONTHS
 ENDED JUNE 30, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE SIX MONTHS
 ENDED JUNE 30, 1994 AND 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

EXHIBIT A -      COMPUTATION OF PRIMARY EARNINGS PER SHARE - FOR THE
                 SIX MONTHS ENDED JUNE 30, 1994 AND 1993  . . . . . . . . . . . . . . . . . . . .  13

EXHIBIT B -      COMPUTATION OF PRIMARY EARNINGS PER SHARE - FOR THE
                 THREE MONTHS ENDED JUNE 30, 1994 AND 1993  . . . . . . . . . . . . . . . . . . .  14

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 JUNE 30, 1994
                                 (IN THOUSANDS)
                                  (UNAUDITED)

ASSETS:
CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $13,063
U.S. TREASURY/CERTIFICATES OF DEPOSIT   . . . . . . . . . . . . . . . . . . . . . .                     305
RECEIVABLES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  22,285
INVENTORY OF REAL ESTATE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  59,089

PROPERTY AND EQUIPMENT-NET  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,319
LAND HELD FOR INVESTMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,161
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  15,587
                                                                                                   --------

         TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $115,809
                                                                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
PAYABLE WITHIN ONE YEAR:
 ACCOUNTS PAYABLE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $14,557
 CURRENT PORTION OF LONG-TERM OBLIGATIONS   . . . . . . . . . . . . . . . . . . . .                   4,292
 ACCRUED LIABILITIES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   9,445
                                                                                                   --------
         TOTAL LIABILITIES PAYABLE WITHIN ONE YEAR  . . . . . . . . . . . . . . . .                  28,294

DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   4,094
DEFERRED REVENUES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,529
LONG-TERM OBLIGATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  37,347
                                                                                                   --------

         TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  72,264
                                                                                                   --------

COMMON STOCKHOLDERS' EQUITY
 COMMON STOCK-PAR VALUE, $1.00; AUTHORIZED, 18,000 SHARES . . . . . . . . . . . . .                   6,566
 CAPITAL IN EXCESS OF PAR VALUE   . . . . . . . . . . . . . . . . . . . . . . . . .                  23,933
 RETAINED EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  15,372
 PENSION LIABILITY ADJUSTMENT   . . . . . . . . . . . . . . . . . . . . . . . . . .                    (736)
 SHARES HELD IN TREASURY-AT COST  . . . . . . . . . . . . . . . . . . . . . . . . .                  (1,590)
                                                                                                   ---------

COMMON STOCKHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  43,545
                                                                                                   --------

         TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $115,809
                                                                                                   ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              DECEMBER 31,
                                                                                                  1993
                                                                                            ---------------
ASSETS

CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  12,171

U.S. TREASURY/CERTIFICATES OF DEPOSIT . . . . . . . . . . . . . . . . . . . . . . .                   7,811

RECEIVABLES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  22,724

INVENTORY OF REAL ESTATE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  60,629

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  16,949
                                                                                                  ---------

     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $120,284
                                                                                                   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  12,853

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  21,639

DEFERRED REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,940

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  41,033

COMMON STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  41,819
                                                                                                  ---------

     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $120,284
                                                                                                   ========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                JUNE 30,         DECEMBER 31,
                                                                                 1994                1993
                                                                             -----------         ------------
COMMON STOCK - PAR VALUE, $1.00; AUTHORIZED,
 18,000,000 SHARES; ISSUED, 6,566,399 SHARES  . . . . . . . . . .                $ 6,566            $ 6,566

CAPITAL IN EXCESS OF PAR VALUE  . . . . . . . . . . . . . . . . .                 23,933             23,933

RETAINED EARNINGS   . . . . . . . . . . . . . . . . . . . . . . .                 15,372             13,646

PENSION LIABILITY ADJUSTMENT  . . . . . . . . . . . . . . . . . .                   (736)              (736)

LESS:   SHARES HELD IN TREASURY - AT COST;
        1994, 305,427 AND 1993, 305,427
        SHARES  . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,590)            (1,590)
                                                                                 -------            -------

TOTAL COMMON STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .                $43,545            $41,819
                                                                                 =======            =======





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                          1994           1993
                                                                                        -------        -------
CONSTRUCTION CONTRACTS AND RELATED REVENUES   . . . . . . . . . . . . . . .             $55,437        $51,150
CONSTRUCTION AND RELATED COSTS  . . . . . . . . . . . . . . . . . . . . . .              30,021         27,717
                                                                                        -------        -------

INCOME FROM CONSTRUCTION CONTRACTS AND
 RELATED REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              25,416         23,433
                                                                                        -------        -------

EXPENSES:
 GENERAL AND ADMINISTRATIVE   . . . . . . . . . . . . . . . . . . . . . . .              12,298         12,318
 SECURITY SERVICE LABOR AND OTHER COST  . . . . . . . . . . . . . . . . . .               4,689          4,424
 SELLING  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,351          2,643
 MORTGAGE AND CLOSING COSTS . . . . . . . . . . . . . . . . . . . . . . . .               2,545          1,626
 INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 327            436
 LOSS FROM RENTAL OPERATIONS-NET  . . . . . . . . . . . . . . . . . . . . .                                168
                                                                                        -------        -------

     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              22,210         21,615
                                                                                        -------        -------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . .               3,206          1,818
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,480            947
                                                                                        -------        -------

NET INCOME . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .             $ 1,726        $   871
                                                                                        =======        =======

EARNINGS PER COMMON SHARE:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $.28           $.14
                                                                                           ====           ====

WEIGHTED AVERAGE NUMBER OF SHARES . . . . . . . . . . . . . . . . . . . . .               6,261          6,395
                                                                                          =====        =======

CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . .                NONE           NONE
                                                                                           ====           ====


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                          1994           1993
                                                                                        -------        -------
CONSTRUCTION CONTRACTS AND RELATED REVENUES . . . . . . . . . . . . . . . .             $28,042        $24,219
CONSTRUCTION AND RELATED COSTS  . . . . . . . . . . . . . . . . . . . . . .              14,606         12,463
                                                                                        -------        -------

INCOME FROM CONSTRUCTION CONTRACTS AND
 RELATED REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13,436         11,756
                                                                                        -------        -------

EXPENSES:
 GENERAL AND ADMINISTRATIVE . . . . . . . . . . . . . . . . . . . . . . . .               6,241          6,097
 SECURITY SERVICE LABOR AND OTHER COST  . . . . . . . . . . . . . . . . . .               2,503          2,332
 SELLING  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,254          1,260
 MORTGAGE AND CLOSING COSTS . . . . . . . . . . . . . . . . . . . . . . . .               1,370            724
 INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 162            219
 LOSS FROM RENTAL OPERATIONS-NET  . . . . . . . . . . . . . . . . . . . . .                                  9
                                                                                        -------        -------

     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,530         10,641
                                                                                        -------        -------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . .               1,906          1,115
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 875            568
                                                                                        -------        -------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 1,031        $   547
                                                                                        =======        =======

EARNINGS PER COMMON SHARE:

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $.17           $.09
                                                                                           ====           ====

WEIGHTED AVERAGE NUMBER OF SHARES . . . . . . . . . . . . . . . . . . . . .               6,261          6,395
                                                                                          =====          =====

CASH DIVIDENDS PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . .                NONE           NONE
                                                                                           ====           ====





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        1994           1993
                                                                                      --------       --------
OPERATING ACTIVITIES:
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $ 1,726        $    871
ADJUSTMENTS TO RECONCILE INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION . . . . . . . . . . . . . . . . . .                     1,047           1,261
  DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . .                       (14)            620
  (GAIN) LOSS ON SALE OF RENTAL FACILITIES  . . . . . . . . . . . .                    (1,645)            195

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
   RECEIVABLES  . . . . . . . . . . . . . . . . . . . . . . . . . .                       439           4,849
   INVENTORIES  . . . . . . . . . . . . . . . . . . . . . . . . . .                     1,615            (303)
   ACCOUNT PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . .                     1,704             516
   OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .                    (1,036)             14
   ACCRUED LIABILITIES  . . . . . . . . . . . . . . . . . . . . . .                    (1,590)             22
   DEFERRED REVENUES  . . . . . . . . . . . . . . . . . . . . . . .                      (411)           (698)
                                                                                     --------        --------

CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . .                     1,835           7,347
                                                                                     --------        --------

INVESTING ACTIVITIES:
INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS . . . . . . . . . . . .                    (5,476)         (1,135)
U.S. TREASURY/CERTIFICATES OF DEPOSIT . . . . . . . . . . . . . . .                     7,506           5,494
PURCHASE OF PROPERTY AND EQUIPMENT  . . . . . . . . . . . . . . . .                     ( 438)           (418)
PROCEEDS RELATING TO SALE OF RENTAL AND OTHER
 PROPERTY AND EQUIPMENT, NET  . . . . . . . . . . . . . . . . . . .                     3,355           4,164
                                                                                     --------        --------

NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . . .                     4,947           8,105
                                                                                     --------        --------

FINANCING ACTIVITIES:
REPAYMENT OF NOTES AND MORTGAGE PAYABLES  . . . . . . . . . . . . .                    (6,163)        (13,671)
PROCEEDS FROM LONG TERM OBLIGATIONS . . . . . . . . . . . . . . . .                     1,740
PAYMENTS OF PROMISSORY NOTES  . . . . . . . . . . . . . . . . . . .                    (1,467)         (5,846)
PURCHASE OF TREASURY STOCK  . . . . . . . . . . . . . . . . . . . .                                       (37)
                                                                                     --------        --------

NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . .                    (5,890)        (19,554)
                                                                                     --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . .                       892          (4,102)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD . . . . . . . . . . .                    12,171          11,624
                                                                                     --------        --------

CASH AND CASH EQUIVALENTS END OF PERIOD . . . . . . . . . . . . . .                   $13,063        $  7,522
                                                                                     ========        ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS OF STARRETT HOUSING CORPORATION AND ITS SUBSIDIARIES HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF THE MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993 ARE UNAUDITED AND ARE SUBJECT TO YEAR-END AUDIT AND ADJUSTMENTS. THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEAR. FOR COMPARABILITY PURPOSES, CERTAIN 1993 AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE 1994 CLASSIFICATIONS. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES INCLUDED THERETO IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993.

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
        COMPARISON OF SIX AND THREE MONTHS ENDED JUNE 30, 1994 AND 1993


         DURING THE SIX AND THREE MONTHS ENDED JUNE 30, 1994, THE COMPANY HAD NET INCOME OF $1,726,000 ($.28 PER SHARE) AND $1,031,000 ($.17 PER SHARE),
RESPECTIVELY, AS COMPARED WITH $871,000 ($.14 PER SHARE) AND $547,000 ($.09 PER SHARE), RESPECTIVELY, FOR THE SAME PERIODS IN 1993. EARNINGS PER SHARE WERE BASED ON AVERAGE SHARES OF 6,261,000 AND 6,395,000 IN 1994 AND 1993.

         THE INCREASE IN INCOME FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 1994 WAS PRIMARILY ATTRIBUTABLE TO LEVITT CORPORATION. LEVITT'S INCOME INCREASED TO $2,030,000 FROM $728,000 FOR THE SIX MONTH PERIOD IN 1993, INCLUDING INCOME IN THE 1994 PERIOD FROM THE SALE OF ITS INTEREST IN A RENTAL APARTMENT PROJECT. FOR THE THREE MONTH PERIOD, LEVITT'S INCOME INCREASED TO $1,311,000 FROM $360,000 FOR THE SIMILAR PERIOD IN 1993. LEVITT'S BACKLOG INCREASED FROM $56,364,000 OR 420 UNITS AT JUNE 30, 1993 TO $88,195,000 OR 559
UNITS AT JUNE 30, 1994. LEVITT'S SALES (NEW CONTRACTS) DURING THE SIX MONTHS ENDED JUNE 30, 1994 INCREASED TO $85,284,000 OR 543 UNITS COMPARED WITH $57,127,000 OR 423 UNITS FOR THE SIMILAR PERIOD IN 1993. THE JUNE 30, 1994 BACKLOG AND SALES INCLUDE $8,481,000 AND 54 UNITS, RESPECTIVELY, RELATING TO A JOINT VENTURE IN WHICH LEVITT HAS A 50% INTEREST. LEVITT'S SALES INCREASED IN BOTH ITS PUERTO RICO AND FLORIDA REGIONS.

         LEVITT'S GROSS PROFIT MARGIN INCREASED IN 1994 COMPARED WITH 1993 AS A RESULT OF HIGHER SELLING PRICES AND A GREATER PROPORTION OF HOUSES DELIVERED IN THE PUERTO RICO REGION, WHERE GROSS PROFITS ARE HIGHER AS COMPARED TO THE DOMESTIC REGION. THE COMPANY ANTICIPATES THAT SALES IN FLORIDA DURING 1994, WHICH HAVE BEEN MADE AT INCREASED PROFIT MARGINS, WILL START TO BE REFLECTED IN INCOME DURING THE FALL OF 1994.

         THE COMPANY'S MANAGEMENT DIVISION REPORTED A 45% INCREASE IN PROFITS FOR THE SIX MONTH PERIOD AND ITS CONSTRUCTION DIVISION A SMALL LOSS. THE COMPANY EXPECTS THAT THE INCREASED LEVEL OF PROFITS FOR ITS MANAGEMENT DIVISION WILL CONTINUE FOR THE BALANCE OF THE YEAR.

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

TECHNICAL COMMENTS ON THE PLAN OF ACTION NECESSARY TO COMPLETE THE PROCESSING. HUD HAS NOTIFIED THE COMPANY THAT IT WAS REVERSING ITS PRIOR VALUE DETERMINATION AND CONSEQUENTLY WILL REQUIRE THE PARTNERSHIP TO REPROCESS THE PROJECT, USING A DIFFERENT FORMULA FOR VALUATION, PRESENTLY BEING DEVELOPED BY HUD. UNDER HUD'S REVISED FORMULA, THE PROJECT MAY HAVE A SUBSTANTIALLY DIMINISHED VALUE. THE COMPANY DISAGREES WITH THE REVERSAL OF HUD'S PRIOR VALUE DETERMINATION POSITION, HAS SO NOTIFIED HUD AND DISCUSSIONS ARE IN PROCESS REGARDING THIS MATTER. IN LIGHT OF THE FOREGOING, THE AMOUNT OF CASH PROCEEDS AND PROFITS, IF ANY, THE COMPANY COULD RECEIVE FOR ITS 50% RESIDUAL INTEREST IN THE PROJECT AS WELL AS THE TIME REQUIRED TO COMPLETE THE PROCESS IS UNCERTAIN. THE REVISED HUD POSITION ALSO AFFECTS PROCESSING UNDER LIHPRHA FOR THE TWO SIMILAR PROJECTS IN WHICH THE COMPANY OWNS A 50% RESIDUAL INTEREST LOCATED ON THE UPPER WEST SIDE OF MANHATTAN. IF SUSTAINED, THE REVISED HUD POSITION WILL AFFECT ALL NEW YORK PROJECTS OF A SIMILAR NATURE.

                                   SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





                                                 STARRETT HOUSING CORPORATION
                                                              (REGISTRANT)





                                                       S/ PAUL MILSTEIN
                                                       -----------------------------------------
                                                       PAUL MILSTEIN - CHAIRMAN





                                                       S/ LEWIS A. WEINFELD
                                                       ---------------------------------------
                                                       LEWIS A. WEINFELD - SENIOR VICE
                                                       PRESIDENT AND TREASURER
                                                       (PRINCIPAL ACCOUNTING OFFICER)


DATE:  AUGUST 12, 1994

                                                                       EXHIBIT A
                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     -------------------------
                                                                                        1994            1993
                                                                                       ------          ------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING
 THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,261           6,395
                                                                                        =====           =====



NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $1,726          $  871
                                                                                       ======          ======



PRIMARY EARNINGS PER SHARE:


     NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $.28            $.14
                                                                                         ====            ====

                                                                       EXHIBIT B
                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   -----------------------------
                                                                                        1994            1993
                                                                                       ------          ------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING
 THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,261           6,395
                                                                                        =====           =====




NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $1,031            $547
                                                                                       ======            ====



PRIMARY EARNINGS PER SHARE:


     NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $.17            $.09
                                                                                         ====            ====