Form 10-Q
period 1994-09-30
STARRETT HOUSING CORP
filed 1994-11-14
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1994                  Commission File No. 1-6736


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


                               TABLE OF CONTENTS



                                                                                                     PAGE
                                                                                                     ----
Consolidated Financial Statements:

Statement of Consolidated Financial Position - September 30, 1994 . . . . . . . . . . . . . . . . . . . 3

Condensed Statement of Consolidated Financial Position -
 December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Common Stockholders' Equity - September 30, 1994
 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Consolidated Operations - For the Nine Months
 ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Statements of Consolidated Operations - For the Three Months
 ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Consolidated Statements of Cash Flows - For the Nine Months
 ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Management's Discussion of Financial Condition and
 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Exhibit A -      Computation of Primary Earnings per Share - For the
                 Nine Months ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . .  12

Exhibit B -      Computation of Primary Earnings per Share - For the
                 Three Months ended September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . .  13

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               SEPTEMBER 30, 1994
                                 (In Thousands)
                                  (Unaudited)

ASSETS:
Cash and cash equivalents of $5,272 . . . . . . . . . . . . . . . . . . . . . . . .                $ 11,904
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . . . . . . . . . . .                     818
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  26,032
Inventory of real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  62,049

Property and Equipment-Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,395
Land Held for Investment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,997
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  16,585
                                                                                                   --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $122,780
                                                                                                   ========

LIABILITIES AND EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 14,813
 Current portion of long-term obligations . . . . . . . . . . . . . . . . . . . . .                   4,218
 Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   9,922
                                                                                                   --------
         Total Liabilities Payable Within One Year  . . . . . . . . . . . . . . . .                  28,953

Deferred Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   4,215
Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,520
Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  42,059
                                                                                                   --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  77,747
                                                                                                   --------

Common Stockholders' Equity
 Common stock-par value, $1.00; authorized, 18,000 shares . . . . . . . . . . . . .                   6,566
 Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . .                  23,933
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  16,860
 Pension Liability Adjustment . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (736)
 Shares held in treasury-at cost  . . . . . . . . . . . . . . . . . . . . . . . . .                  (1,590)
                                                                                                   --------

Common Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  45,033
                                                                                                   --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $122,780
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
                                                                                                   ========





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                  (Unaudited)

                                                                             September 30,         December 31,
                                                                                  1994                 1993
                                                                            ---------------       ---------------
Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,399 shares  . . . . . . . . . .                $ 6,566            $ 6,566

Capital in Excess of Par Value  . . . . . . . . . . . . . . . . .                 23,933             23,933

Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . .                 16,860             13,646

Pension Liability Adjustment  . . . . . . . . . . . . . . . . . .                   (736)              (736)

Less:   Shares Held in Treasury - at cost; 1994, 305,427
         and 1993, 305,427 shares   . . . . . . . . . . . . . . .                 (1,590)            (1,590)
                                                                                 -------            -------

TOTAL COMMON STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .                $45,033            $41,819
                                                                                 =======            =======





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
             For The Nine Months Ended September 30, 1994 and 1993
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                                                         1994           1993
                                                                                       --------       --------
Construction Contracts and Related Revenues . . . . . . . . . . .                       $88,305        $82,812
Construction and Related Costs  . . . . . . . . . . . . . . . . .                        48,507         46,685
                                                                                        -------        -------

Income from Construction Contracts and
 Related Revenues . . . . . . . . . . . . . . . . . . . . . . . .                        39,798         36,127
                                                                                        -------        -------

Expenses:
 General and Administrative . . . . . . . . . . . . . . . . . . .                        18,512         18,291
 Security Service Labor & Other Costs . . . . . . . . . . . . . .                         7,539          6,898
 Selling  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         3,649          3,973
 Mortgage and Closing Costs . . . . . . . . . . . . . . . . . . .                         3,917          2,648
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           494            658
 Loss from Rental Operations-Net  . . . . . . . . . . . . . . . .                                          171
                                                                                        -------        -------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .                        34,111         32,639
                                                                                        -------        -------

Income before Income Taxes  . . . . . . . . . . . . . . . . . . .                         5,687          3,488
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                         2,473          1,814
                                                                                        -------        -------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                       $ 3,214        $ 1,674
                                                                                        =======        =======

Earnings per Common Share:

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                          $.51           $.26
                                                                                           ====           ====

Weighted average number of shares . . . . . . . . . . . . . . . .                         6,261          6,372
                                                                                          =====          =====

Cash Dividends per Share  . . . . . . . . . . . . . . . . . . . .                        $.0625           None
                                                                                         ======           ====





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
             For The Three Months Ended September 30, 1994 and 1993
                      (In Thousands Except Per Share Data)
                                  (Unaudited)


                                                                                         1994           1993
                                                                                       --------       --------
Construction Contracts and Related Revenues . . . . . . . . . . .                       $32,868        $31,662
Construction and Related Costs  . . . . . . . . . . . . . . . . .                        18,486         18,968
                                                                                        -------        -------

Income from Construction Contracts and
 Related Revenues . . . . . . . . . . . . . . . . . . . . . . . .                        14,382         12,694
                                                                                        -------        -------

Expenses:
 General and Administrative . . . . . . . . . . . . . . . . . . .                         6,214          5,973
 Security Service Labor & Other Costs . . . . . . . . . . . . . .                         2,850          2,474
 Selling  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         1,298          1,330
 Mortgage and Closing Costs . . . . . . . . . . . . . . . . . . .                         1,372          1,022
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           167            222
 Loss from Rental Operations-Net  . . . . . . . . . . . . . . . .                                            3
                                                                                        -------        -------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .                        11,901         11,024
                                                                                        -------        -------

Income before Income Taxes  . . . . . . . . . . . . . . . . . . .                         2,481          1,670
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                           993            867
                                                                                        -------        -------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                       $ 1,488        $   803
                                                                                        =======        =======

Earnings per Common Share:

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                          $.23           $.12
                                                                                           ====           ====

Weighted average number of shares . . . . . . . . . . . . . . . .                         6,261          6,372
                                                                                          =====          =====

Cash Dividends per Share  . . . . . . . . . . . . . . . . . . . .                        $.0625           None
                                                                                         ======           ====





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Nine Months Ended September 30, 1994 and 1993
                                 (In Thousands)
                                  (Unaudited)

                                                                                         1994           1993
                                                                                       --------       --------
OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                       $ 3,214        $ 1,674
Adjustments to Reconcile Income to Net Cash
 Provided by Operating Activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . .                         1,703          2,048
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . .                           107           (970)
  Loss (gain) on sale of rental facilities  . . . . . . . . . . .                        (1,736)           195

  Changes in Operating Assets and Liabilities:
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . .                        (3,308)         2,593
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .                        (1,181)        (4,069)
   Account payable  . . . . . . . . . . . . . . . . . . . . . . .                         1,960          2,775
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                        (2,121)           (37)
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .                        (1,113)         1,346
   Deferred revenues  . . . . . . . . . . . . . . . . . . . . . .                          (420)          (703)
                                                                                        -------        -------

Cash Provided by (Used In) Operating Activities . . . . . . . . .                        (2,895)         4,852
                                                                                        -------        -------

INVESTING ACTIVITIES:
Investments In And Advances To Partnerships . . . . . . . . . . .                        (5,817)        (1,206)
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . .                         6,993          5,485
Purchase of Property and Equipment  . . . . . . . . . . . . . . .                          (695)          (639)
Proceeds relating to sale of rental and
 other property and equipment, net  . . . . . . . . . . . . . . .                         3,399          4,164
                                                                                        -------        -------

Net Cash Provided by Investing Activities . . . . . . . . . . . .                         3,880          7,804
                                                                                        -------        -------

FINANCING ACTIVITIES:
Repayment of Notes and Mortgage Payables  . . . . . . . . . . . .                        (8,575)       (14,780)
Proceeds from Long Term Obligations . . . . . . . . . . . . . . .                         8,790          3,770
Payments of Promissory Notes  . . . . . . . . . . . . . . . . . .                        (1,467)        (5,846)
Purchase of Treasury Stock  . . . . . . . . . . . . . . . . . . .                                         (725)
                                                                                        -------        -------

Net Cash Used In Financing Activities . . . . . . . . . . . . . .                        (1,252)       (17,581)
                                                                                        -------        -------

Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . .                          (267)        (4,925)

Cash and Cash Equivalents Beginning of Period . . . . . . . . . .                        12,171         11,624
                                                                                        -------        -------

Cash and Cash Equivalents End of Period . . . . . . . . . . . . .                       $11,904        $ 6,699
                                                                                        =======        =======



                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The accompanying consolidated financial statements of Starrett Housing Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the nine months ended September 30, 1994 and 1993 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1993 amounts have been reclassified to conform with the 1994 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS COMPARISON OF NINE AND THREE MONTHS
                       ENDED SEPTEMBER 30, 1994 AND 1993


        During the nine and three months ended September 30, 1994 the Company had net income of $3,214,000 ($.51 per share) and $1,488,000 ($.23 per share), respectively, as compared with $1,674,000 ($.26 per share) and $803,000 ($.12 per share), respectively, for the similar periods in 1993. Earnings per share were based on average shares outstanding of 6,261,000 and 6,372,000 in 1994 and 1993, respectively.

        The increase in income for the nine and three month periods ended September 30, 1994 was primarily attributable to Levitt Corporation. Levitt's income increased to $3,262,000 from $1,484,000 for the nine month period in 1993, including income in 1994 from the sale of its interest in a rental apartment project. For the three month period, Levitt's income increased to $1,232,000 from $756,000 for the similar period in 1993. Levitt's backlog increased from $58,061,000 or 410 units at September 30, 1993 to $85,850,000 or 525 units at September 30, 1994. The September 30, 1994 backlog includes $13,003,000 and 82 units, respectively, relating to a joint venture in which Levitt has a 50% interest. Levitt's sales increased in both its Puerto Rico and Florida regions.

        Levitt's gross profit margin increased in 1994 compared with 1993 as a result of higher selling prices and a greater proportion of houses delivered in the Puerto Rico region, where gross profits are higher as compared to the domestic region.

        The Company's management division reported an increase in profits for the nine month period. The Company expects that the increased level of profits for its management division will continue for the balance of the year and that its construction division will turn a small profit in 1994.

        The Company has three projects located on the Upper West Side of Manhattan, in which it has a 50% residual partnership interest, with respect to which the Company has made application for incentives under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). The amount of cash proceeds and profits, if any, the Company could receive for its 50% residual interest in the projects as well as the time required to complete the process is uncertain.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         STARRETT HOUSING CORPORATION
                                                   (Registrant)




                                         s/ Paul Milstein
                                         ---------------------------------------
                                         Paul Milstein - Chairman




                                         s/ Lewis A. Weinfeld
                                         -----------------------------------
                                         Lewis A. Weinfeld - Executive Vice
                                         President and Chief Financial Officer
                                         (Principal Accounting Officer)



DATE:  November 11, 1994

                                                                       EXHIBIT A
                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                    (In Thousands Except Per Share Amounts)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       ----------------------
                                                                                        1994            1993
                                                                                       ------          ------
Weighted average number of shares outstanding
 during the period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,261           6,372
                                                                                        =====           =====





Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $3,214          $1,674
                                                                                       ======          ======





Primary earnings per share:

     Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $.51            $.26
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


                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                        1994            1993
                                                                                       ------          ------
Weighted average number of shares outstanding
 during the period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,261           6,372
                                                                                        =====           =====





Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $1,488            $803
                                                                                       ======            ====





Primary earnings per share:

     Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $.23            $.12
                                                                                         ====            ====

                                EXHIBIT INDEX



                     Exhibit 27 - Financial Data Schedule