Form 10-K405
period 1994-12-31
STARRETT HOUSING CORP
filed 1995-03-28
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]
For the fiscal year ended December 31, 1994

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of recipient's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price on the American Stock Exchange on March 20, 1995: $15,289,274 (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares owned by directors, officers and 5% shareholders of the Registrant; certain of such persons disclaim that they are affiliates of the Registrant.)

Number of shares of Common Stock outstanding at December 31, 1994:  6,566,402

Documents incorporated by reference: Portions of the definitive proxy statement of Registrant in connection with its 1994 Meeting of Shareholders incorporated by reference in Part III.

PART I

Item 1.          Business

                 Starrett Housing Corporation was organized in New York in 1922. Through its subsidiary Levitt Corporation ("Levitt"), the Company engages in the construction and sale of single-family homes and garden apartments in the United States and Puerto Rico. See "Levitt Corporation." Over the years Starrett and its subsidiaries have constructed a wide range of office, industrial, public and institutional buildings, among the most notable being the Empire State Building, the Rockefeller Research Laboratories at Memorial Sloan Kettering Cancer Center, the New York Psychiatric Institute, Citicorp Center and Chemical Bank World Headquarters, and many well-known residential communities and developments, including Starrett City, Manhattan Park at Roosevelt Island and Trump Tower in New York City. The Company today is actively engaged in various construction, development, management and related businesses. See "Starrett's Construction Activities," "Development Activities" and "Management and Rental Services."

                 Unless the context otherwise requires, references to the "Company," the "Registrant" or "Starrett" include Starrett Housing Corporation and/or one or more of its subsidiaries.

                 Levitt Corporation

                 Levitt's operations include sales of single family detached homes and condominium garden apartments, development of rental apartment complexes and mortgage banking.

                 Housing

                 Levitt's residential housing operations are concentrated in Florida and Puerto Rico. In Puerto Rico, Levitt believes it is the largest home builder and has been active on the island since 1960. Florida operations were started in 1978 and are currently conducted on Florida's southeast and southwest coasts.

                 During 1993 and 1994, several new sites were acquired and opened in Florida. Although the projects are in various stages of development, all have received favorable responses from home-buyers. During 1995, Levitt expects sales to continue to increase due to delivery of units from these new subdivisions in Florida. Additionally, new sites are under contract for future developments.

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

                 Encantada is planned for 2,600 homes of which more than 1,500 homes have been contracted for sale with over 1,350 deliveries as of February 28, 1995. Both single family homes and garden apartments are offered for sale at various prices in the community. The Company believes that Encantada's success can be attributed to the quality of the community, quality of the housing and the family lifestyle provided. With approximately 1,100 more homes to be sold, Encantada, together with the region's other projects, is expected to continue as an important source of revenues and profits for the Company.

                 Levitt's business is affected by several issues such as housing affordability, increased land costs, legislative growth restrictions, sewer and water moratoriums, possible changes in the Internal Revenue Code, including changes in Section 936 of the Internal Revenue Code relating to the taxability of corporations doing business in Puerto Rico, and increasing infrastructure demands.

                 Levitt's backlog of homes contracted for sale at December 31, 1994 was $80,523,000 compared to $32,320,000 at December 31, 1993. Included in
Levitt's sales backlog at December 31, 1994 is $39,490,000 from joint ventures in which Levitt has 50% interests. Backlog consists of units which are under sales contract but where title has not yet passed, and comprises completed and uncompleted houses as well as houses where construction has not yet begun.

                 The following table sets forth information concerning homes contracted for sale (net of cancellations during each period), housing units delivered (construction completed and title passed), and backlog:

Wholly-Owned Projects                                                        Year Ended December 31,
- ---------------------                                                        -----------------------
                                                                    1994              1993             1992
                                                                    ----              ----             ----

                                                                      (000's omitted from dollar amounts)
Homes contracted (net of cancellations)
  for sale during period:
         Units                                                         729               626              644
         Dollar amount (estimated)                                $113,973           $88,089          $83,991

Homes delivered during period:
         Units                                                         714               666              592
         Revenues                                                 $105,260           $89,534          $77,269

Backlog at end of period:
         Units                                                         247               232              272
         Dollar amount (estimated)                                 $41,033           $32,320          $33,765

                 The Company's backlog as of February 28, 1995 increased significantly from the amounts at December 31, 1994 and February 28, 1994. The increase is attributable to a higher level of sales experienced in the Company's joint venture projects, coupled with level sales backlog of its wholly-owned projects.

Combined Backlog                                                                    February 28,
- ----------------                                                                    ------------
                                                                       1995             1994             1993
                                                                       ----             ----             ----
Backlog wholly-owned projects:
         Units                                                           333             406              337
         Dollar amount (estimated)                                   $56,031         $59,679          $42,943

Backlog joint ventures:
         Units                                                           314              23
         Dollar amount (estimated)                                   $51,668          $3,500
                                                                    --------         -------          -------
                                                                    $107,699         $63,179          $42,943
                                                                    ========         =======          =======

                 After the initial contract has been received, contracts for the sale of houses may be canceled at or prior to closing for various reasons, including failure of the buyer to make the remainder of the required contract deposit, or qualify for mortgage financing, or a default by the buyer. Levitt retains the buyer's deposit only if cancellation results from default by the buyer, except in Puerto Rico where under local law Levitt can retain only a portion of the deposit. When computing homes contracted for sale and backlog, Levitt makes no deduction for future cancellations, but nets cancellations as they occur against sales contracts. Levitt generally estimates that of the sales contracts entered into by buyers, approximately two-thirds have historically resulted in delivered homes. Contracts for sale are not recorded as revenues until the houses have been completed and title delivered.

                 Levitt generally builds subdivisions on undeveloped suburban land having access to water and sewer services, although it does occasionally purchase fully developed land. Development plans must be approved by local authorities, which may take two years or more after the signing of a purchase contract. See "Regulation of the Company's Activities," page 7.

                 Levitt provides home purchasers with warranties against construction defects for a period of up to two years from the date of purchase. In Puerto Rico there is a statutory warranty for certain construction defects which appear generally within ten years after completion.

                 Rental Apartment Development

                 In 1991, Levitt, in joint venture with an established apartment developer, constructed its first apartment project in Florida. This 224 unit apartment complex was completed and sold in 1992 to an institutional investor at a substantial profit. The Company and the joint venture partner completed a second complex and also sold it to an institutional investor at a substantial profit in 1994. A third development with Levitt's joint venture partner is nearing completion and leasing of the apartments is under way with 50% of the complex leased as of March 13, 1995. It is anticipated that this project will be sold in late 1995 or early 1996.

                 Levitt's current policy is to develop, lease and sell the apartment projects and not hold them for investment. The apartment development program is an integral part of Levitt's business and is anticipated to provide it with a continuous source of income. It is the Company's plan to develop at least one or more apartment projects each year.

                 Mortgage Banking

                 Levitt Mortgage Corp. ("Mortgage") is a full service mortgage lender that processes and originates loans in Puerto Rico and processes mortgage loans domestically. Fees are earned on mortgage placements and processing. Mortgage is a designated approved direct endorser of FHA loans in Puerto Rico but does not service loans.

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

                 Starrett's Construction Activities

                 Through its HRH Construction Corporation subsidiary ("HRH"), the Company primarily acts as construction manager in the construction of hospital and medical research facilities, institutional, office and residential projects, most of which are located in the New York Metropolitan area. HRH builds projects either as a construction manager on a cost plus fee basis or a general contractor in which case it assumes the construction risk. The construction management and general contracting fees and other income earned by HRH during 1994, 1993 and 1992 were $4,278,000, $4,000,000 and $5,396,000, respectively.  See "Segment Information," page 7.

                 HRH has focused its activities on institutional construction and construction funded by City, State and Federal governments and is seeking to diversify into new areas of construction.

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

                 HRH's estimated backlog of fees for development work and uncompleted construction in connection with construction projects, including fees for projects where development work has begun but contracts have not yet been executed, was $8,950,000 at December 31, 1994 as compared to $8,151,000 and $8,158,000 at the end of 1993 and 1992, respectively. HRH is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, as well as, the governmental and institutional sectors.

                 Management and Rental Services

                 Grenadier Realty Corp. ("Grenadier") is licensed in New York, New Jersey and Connecticut and manages many different properties with rental, condominium and cooperative residential units, commercial and retail space, and garage parking. Its current management portfolio include more than 28,000 dwelling units and is listed as the 17th largest project manager in the United States. Grenadier provides a full range of real estate management services, including on-site administration, accounting, security, maintenance, procurement, capital budgeting and owner and tenant communication programs to private owners and to governmental and institutional property owners as well as banks and thrift institutions. Grenadier operates two power plants and provides technical services for the development of energy conservation programs. In addition, Grenadier provides technical support for the implementation and operation of reliable, cost-effective electrical and mechanical building systems. Grenadier also designs security systems and provides security services to a variety of residential, commercial and industrial clients.

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

                 Segment Information

                 The Company's operations consist of (i) the development, management and ownership of real estate properties; (ii) the single-family home and garden apartment business conducted through its Levitt subsidiary; and
(iii) the supplying of construction services through its HRH subsidiary. The Company groups its business into these three segments. The following table sets forth the Company's revenues and operating profit attributable to the respective segments of its operations for each of the years 1992 through 1994, and the identifiable assets attributable to the respective segments as at the end of each of those years:

                                                          (Dollars in Thousands)
                                             Development                             HRH
                                           Management and        Levitt          Construction
1994                                          Ownership        Corporation       Corporation
- ----                                       --------------      -----------       ------------
Revenues                                      $25,635           $111,422            $4,278
Operating Profit                                2,575             10,085               309
Identifiable Assets                            20,539             85,423            10,305

1993
- ----

Revenues                                      $24,504            $93,678            $4,000
Operating Profit (loss)                         2,600              4,257              (372)
Identifiable Assets                            25,797             86,300             8,187

1992
- ----

Revenues                                      $23,487            $82,972           $ 5,396
Operating Profit                                2,435                864               283
Identifiable Assets                            31,299             94,335            11,104

                 Operating profit is comprised of revenues less operating expenses. In computing operating profit, general corporate expenses and income taxes have not been deducted.

                 There were no individual customers from which the Company derived 10% or more of its revenues in 1992, 1993 or 1994.

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

                 Employees--Labor Relations

                 The Company directly employed, at December 31, 1994, a total of approximately 1,100 persons. The Company considers that it has satisfactory relations with the unions whose members it employs.

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

                                                                                     Has Served as
                                                   Offices and                       an Executive
Name                              Age              Positions Held                    Officer Since
- ----                              ---              --------------                    --------------
Paul Milstein                     72               Chairman of the                        1994
                                                   Board

Irving R. Fischer                 63               Chairman of the                        1977
                                                   Board and Chief
                                                   Executive Officer of
                                                   HRH Construction
                                                   Corporation, a subsidiary
                                                   of the Company

Lewis A. Weinfeld                 52               Executive Vice President,              1974
                                                   Chief Financial Officer

Elliott M. Wiener                 60               Chairman of the Board and              1982
                                                   Chief Executive Officer
                                                   of Levitt Corporation,
                                                   a subsidiary of the Company

Robert C. Rosenberg               60               Chairman of the Board and              1976
                                                   Chief Executive Officer
                                                   of Grenadier Realty Corp.,
                                                   a subsidiary of the Company

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

PART II

Item 5.          Market for the Company's Common Equity and Related Stockholder
                 Matters

                 On March 20, 1995, there were 774 record holders of the Company's common stock and approximately 1,460 additional persons whose shares of Common Stock were held in street name. Such common stock is listed on the American Stock Exchange, which is the principal market on which such stock is traded. High and low sales prices on the American Stock Exchange for the Company's common stock during the last two years have been as follows:



                         1995                      High                      Low
                         ----                      ----                      ---
                     First Quarter                 8                         6-3/4



                         1994                      High                      Low
                         ----                      ----                      ---
                     First Quarter                 10-1/4                    7-1/4
                     Second Quarter                8-1/4                     6-1/4
                     Third Quarter                 7-3/4                     6-5/8
                     Fourth Quarter                8-1/2                     6-1/2



                         1993                      High                      Low
                         ----                      ----                      ---
                     First Quarter                 7-3/8                     4
                     Second Quarter                6-3/4                     5
                     Third Quarter                 7-1/4                     5-1/8
                     Fourth Quarter                8-5/8                     5-3/4

                 The Company established a program of regular annual cash dividends of $.25 per share of common stock, payable $.0625 per quarter, beginning with the third quarter of 1994. It is anticipated that the Company will continue paying quarterly dividends.

Item 6.  Selected Financial Data

                                Starrett Housing Corporation and Subsidiaries

                                (Dollars in Thousands Except Per Share Data)

                                   1994             1993             1992             1991             1990
                                   ----             ----             ----             ----             ----
Revenues                         $141,335         $122,182         $111,855         $111,089         $128,052

Income before income
 taxes                             10,306            4,588            1,045            2,283            7,454

Income before
extraordinary item and
cumulative effect of
accounting change                   6,159            2,140              284            1,384            4,510

Extraordinary item                                                      824

Cumulative effect of
accounting change                                                     1,287

Less Preferred stock
requirements                                                                                            1,537

Income attributable to
common stockholders                $6,159           $2,140           $2,395           $1,384           $2,973

Earnings per share:

Income before
extraordinary item
and cumulative effect
of accounting change                 $.98             $.34             $.04             $.21             $.45

Extraordinary item                                                      .13

Cumulative effect of
accounting change                                                       .20

Income attributable to
common stockholders                  $.98             $.34             $.37             $.21             $.45

Total assets                      116,267          120,284          136,738          150,290          167,867

Long-term obligations              36,066           41,033           32,603           60,922           69,511

Common
Stockholders' Equity               47,117           41,819           41,139           40,408           39,285

Cash dividends
(per share)                          .125                               .25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 1994 Compared to 1993

                 During the year ended December 31, 1994 the Company had income from operations of $10,306,000 compared to $4,588,000 for the year ended December 31, 1993 and net income of $6,159,000 ($.98 per share) as compared to $2,140,000 ($.34 per share). Earnings per share were based on average shares outstanding of 6,261,000 and 6,356,000 in 1994 and 1993, respectively.

                 The Company's revenues increased $19,153,000 compared with the similar period in 1993. This increase was primarily attributable to Levitt Corporation. Levitt's net income increased to $10,085,000 from $4,257,000 in 1993, including income in 1994 from the sale of its interest in a rental apartment project. Levitt's backlog of homes contracted for sale at December 31, 1994 was $80,523,000 compared to $32,320,000 at December 31, 1993. The
December 31, 1994 backlog includes $39,490,000 relating to joint ventures in which Levitt has a 50% interest. The backlog at February 28, 1995 was $107,699,000 as compared to $63,179,000 at February 28, 1994, which includes $51,668,000 and $3,500,000, respectively from joint ventures in which Levitt has a 50% interest. Levitt's revenues were greater because of an increase in the number of houses delivered, coupled with a higher average selling price. The increase in the average selling prices are attributable to various factors, including product mix, lot premiums, and sale of optional items.

                 Levitt's gross profit from house sales increased in 1994 as compared to 1993. This increase in gross profit is due to the Florida regions significantly improving the domestic gross profit margins, as well as, the Puerto Rico region having an increase in gross profit margin.

                 Security service labor and other costs increased by $1,471,000 as a result of an increase in the security service operations and the discontinuance of Levitt's life care management operations requiring 1995 costs to be accrued in 1994.

                 Mortgage and closing costs increased due to local taxing authorities in Puerto Rico assessing significant increased taxes related to construction activity. Mortgage operation costs increased due to an expansion of business in Levitt's Puerto Rico operation and the recent addition of branch offices.

                 Levitt's interest, real estate taxes and sales costs incurred with certain properties are capitalized in order to achieve better matching of costs with revenues. The Company's interest incurred on loans was $3,435,000 in 1994 and $3,893,000 in 1993, of which $2,775,000 in 1994 and $2,959,000 in
1993 was capitalized by Levitt in its operations. Levitt amortized capitalized interest of $4,941,000 in 1994 and $5,802,000 in 1993 to construction and related costs.

                 HRH's estimated backlog of fees for development work and uncompleted construction in connection with construction projects, including fees for projects where development work has begun but contracts have not yet been executed, was $8,950,000 at

December 31, 1994 as compared to $8,151,000 and $8,158,000 at the end of 1993 and 1992, respectively. HRH is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, as well as, governmental and institutional sectors.

                 Grenadier continued its steady profitability in 1994 and has expanded its management services to private owners and institutional property owners as well as banks and thrift institutions.

                 The Company has a project located on the Upper West Side of Manhattan, in which it has a 50% residual partnership interest, with respect to which the Company has made application for incentives under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). The amount of cash proceeds and profits, if any, the Company could receive for its 50% residual interest in the project as well as the time required to complete the process is uncertain.

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

                 Levitt has a balance of $16,400,000 under an unsecured credit facility with a bank. This facility, which was originally $28,000,000, was converted from a revolving loan to a term loan in 1991. During 1994, the Company negotiated relief from certain covenants which previously prohibited the Company from entering into certain types of financing transactions. Relief from these restrictions has provided the Company with additional sources of capital in the form of acquisition, development and construction loan financings.

                 Levitt's Puerto Rico operations are financed by an unsecured $15,000,000 revolving credit facility with a Puerto Rican bank. As provided for in prior years by the Company's Puerto Rico bank and resulting from a greater than expected demand for houses in the Company's Puerto Rico region, the Company obtained in June 1994, a short-term $7,000,000 secured loan from its Puerto Rican bank which funds were used for land development and construction expenditures in 1994. At December 31, 1994, $13,000,000 and $1,550,000 were outstanding on the unsecured and secured portion of the credit facilities.

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

                 Net Operating Loss Carryforwards

                 At December 31, 1994 the Company had net tax operating loss carryforwards which can be utilized against future taxable income of approximately $14,880,000 expiring in 2001 through 2009. Under current tax laws, if the aggregate voting stock owned by the Company's 5% shareholders increases over the lowest percentage owned by such shareholders during a three-year period by an amount exceeding 50% of Starrett's total voting stock, then Starrett's utilization of the net tax operating loss carryforwards could be limited to an amount per year equal to the market value of all Starrett equity securities multiplied by an adjusted federal long-term interest rate. In general, all non-5% shareholders are treated as a single 5% shareholder for the purpose of such calculations. Such an ownership change might be caused by sales of shares by the Company's shareholders, repurchases of shares by the Company, certain reorganizations, or certain other transactions.

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

Item 8.          Consolidated Financial Statements and Supplementary Data

                 See "Table of Contents to Consolidated Financial Statements and Financial Statement Schedules," page 18.

Item 9.          Disagreements on Accounting and Financial Disclosure

                 None

PART III

                 The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1995 Meeting of Shareholders.

                 Item                                       Incorporated from
                 ----                                       -----------------
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

Item 13.         Certain Relationships                      "Compensation and
                 and Related Transactions                   Certain Transactions"

PART IV

Item 13.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K

                 (a) See the accompanying Table of Contents to Consolidated Financial Statements and Schedules and the accompanying Exhibit Index.

                 (b) Reports on Form 8-K: The Registrant did not file any report on Form 8-K during the quarter ended December 31, 1994.

                               TABLE OF CONTENTS

                      TO CONSOLIDATED FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES






                                                                                                           PAGE
                                                                                                           ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

Statements of Consolidated Financial Position at December 31, 1994 and 1993 . . . . . . . . . . . . . .      19

Statements of Consolidated Operations for the Years Ended December 31, 1994,
1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1993
and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23-36

Financial Statement Schedule of Condensed Financial Information of Registrant at
December 31, 1994 and 1993 and for the Years Ended December 31, 1994,
1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37-38



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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its consolidated subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 7, the Company changed its method of accounting for income taxes effective January 1, 1992 to conform with Statement of Financial Accounting Standard No. 109.

Deloitte & Touche LLP

March 21, 1995

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                           December 31, 1994 and 1993
                                 (In Thousands)


                                                                                1994                   1993
                                                                              --------               --------
ASSETS:
Cash and Cash Equivalents of $4,636 in 1994
  and $3,000 in 1993 (Note 1) . . . . . . . . . . . . . . . . . . . .         $ 17,474               $ 12,171
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . . . .              304                  7,811
Receivables (Notes 2 and 8) . . . . . . . . . . . . . . . . . . . . .           25,918                 22,724
Inventory of Real Estate (Notes 1, 3 and 8) . . . . . . . . . . . . .           52,332                 60,629
Investments in Real Estate Joint Ventures (Note 4)  . . . . . . . . .            6,701                  2,016
Property and Equipment-Net (Notes 1 and 5)  . . . . . . . . . . . . .            3,251                  3,315
Land Held for Investment  . . . . . . . . . . . . . . . . . . . . . .            1,997                  2,236
Other Assets (Note 6) . . . . . . . . . . . . . . . . . . . . . . . .            8,290                  9,382
                                                                              --------               --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $116,267               $120,284
                                                                              ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 10,874               $ 12,853
  Current portion of long-term obligations (Note 8) . . . . . . . . .            4,526                  6,496
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .           11,268                 11,035
                                                                              --------               --------
     Total Liabilities Payable Within One Year  . . . . . . . . . . .           26,668                 30,384

Deferred Income Taxes (Notes 1 and 7) . . . . . . . . . . . . . . . .            4,565                  4,108
Deferred Revenues (Note 1)  . . . . . . . . . . . . . . . . . . . . .            1,851                  2,940
Long-Term Obligations (Note 8)  . . . . . . . . . . . . . . . . . . .           36,066                 41,033
                                                                              --------               --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           69,150                 78,465
                                                                              --------               --------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares  . . . . . . . . . . . . . . . . . . . . . . . . . .            6,566                  6,566
  Capital in excess of par value  . . . . . . . . . . . . . . . . . .           23,933                 23,933
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .           19,022                 13,646
  Pension liability adjustment  . . . . . . . . . . . . . . . . . . .             (814)                  (736)
  Shares held in treasury-at cost . . . . . . . . . . . . . . . . . .           (1,590)                (1,590)
                                                                              --------               --------

Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . .           47,117                 41,819
                                                                              --------               --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $116,267               $120,284
                                                                              ========               ========


                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
              For the Years Ended December 31, 1994, 1993 and 1992
                      (In Thousands Except Per Share Data)

                                                                     1994             1993             1992
                                                                   --------         --------         --------
Revenues (Notes 1 and 10) . . . . . . . . . . . . . . . .          $141,335         $122,182         $111,855
                                                                   --------         --------         --------

Construction Costs  . . . . . . . . . . . . . . . . . . .            82,859           73,015           62,694
Provision to Reduce Land Inventory to Net
 Realizable Value (Note 3)  . . . . . . . . . . . . . . .                                               1,810
                                                                   --------         --------         --------

     Total Cost . . . . . . . . . . . . . . . . . . . . .            82,859           73,015           64,504
                                                                   --------         --------         --------

Income from Construction Contracts and
 Related Revenues . . . . . . . . . . . . . . . . . . . .            58,476           49,167           47,351
                                                                   --------         --------         --------
Expenses:
 General and Administrative . . . . . . . . . . . . . . .            25,329           23,951           26,582
 Security Service Labor and Other Costs . . . . . . . . .            10,909            9,438            8,018
 Selling  . . . . . . . . . . . . . . . . . . . . . . . .             5,853            5,725            5,960
 Mortgage and Closing Costs . . . . . . . . . . . . . . .             5,419            4,039            3,430
 Interest . . . . . . . . . . . . . . . . . . . . . . . .               660              880            1,535
 Loss from Rental Operations-Net  . . . . . . . . . . . .                                546              781
                                                                   --------         --------         --------

     Total  . . . . . . . . . . . . . . . . . . . . . . .            48,170           44,579           46,306
                                                                   --------         --------         --------

Income before Income Taxes  . . . . . . . . . . . . . . .            10,306            4,588            1,045
Income Taxes (Note 7) . . . . . . . . . . . . . . . . . .             4,147            2,448              761
                                                                   --------         --------         --------

Income before extraordinary item and
 cumulative effect of accounting change . . . . . . . . .             6,159            2,140              284
Extraordinary item - Gain on repurchase of
 mortgage loan (net of income tax effect
 of $490) . . . . . . . . . . . . . . . . . . . . . . . .                                                 824
Cumulative effect of accounting change
 (Note 7) . . . . . . . . . . . . . . . . . . . . . . . .                                               1,287
                                                                   --------         --------         --------

Net Income  . . . . . . . . . . . . . . . . . . . . . . .          $  6,159         $  2,140         $  2,395
                                                                   ========         ========         ========

Earnings per Common Share:

Income before extraordinary item and
 cumulative effect of accounting change . . . . . . . . .              $.98             $.34             $.04

Extraordinary Item  . . . . . . . . . . . . . . . . . . .                                                 .13

Cumulative effect of accounting change  . . . . . . . . .                                                 .20
                                                                      -----            -----            -----

Net Income  . . . . . . . . . . . . . . . . . . . . . . .              $.98             $.34             $.37
                                                                       ====             ====             ====

Weighted Average Number of Shares . . . . . . . . . . . .             6,261            6,356            6,417
                                                                      =====            =====            =====

Cash Dividends per Share  . . . . . . . . . . . . . . . .             $.125             None             $.25
                                                                      =====             ====             ====




                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1994, 1993 and 1992
                        (In Thousands Except Share Data)


                                                      CAPITAL IN                     PENSION        SHARES         STOCK-
                                            COMMON    EXCESS OF      RETAINED        LIABILITY      HELD IN        HOLDERS'
                                            STOCK     PAR VALUE      EARNINGS        ADJUSTMENT     TREASURY       EQUITY
                                            ------    ----------     --------        ----------     --------       --------
Balance, December 31, 1991
 (6,566,402 common shares
 issued and 146,927 shares
 in Treasury) . . . . . . . . . . . . .     $6,566       $23,908      $10,715                         $(781)       $40,408
Net Income  . . . . . . . . . . . . . .                                 2,395                                        2,395
Vested Shares Issued under
 Restricted Stock Agreement . . . . . .                       25                                                        25
Dividends to common
 stockholders ($.25 a share)  . . . . .                                (1,604)                                      (1,604)
Purchase of Treasury Shares . . . . . .                                                                 (85)           (85)
                                            ------       -------      -------                       -------        -------


Balance, December 31, 1992
 (6,566,402 common shares
 issued and 167,227 shares
 in Treasury) . . . . . . . . . . . . .      6,566        23,933       11,506                          (866)        41,139
Net Income  . . . . . . . . . . . . . .                                 2,140                                        2,140
Pension Liability
 Adjustment (Note 9)  . . . . . . . . .                                               $(736)                          (736)
Purchase of Treasury Shares . . . . . .                                                                (724)          (724)
                                            ------       -------      -------         -----         -------        -------


Balance, December 31, 1993
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury) . . . . . . . . . . . . .      6,566        23,933       13,646          (736)         (1,590)        41,819
Net Income  . . . . . . . . . . . . . .                                 6,159                                        6,159
Dividends to common
 stockholders ($.125 a share) . . . . .                                  (783)                                        (783)
Pension Liability
 Adjustment (Note 9)  . . . . . . . . .                                                 (78)                           (78)
                                            ------       -------      -------         -----         -------        -------

Balance, December 31, 1994
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury) . . . . . . . . . . . . .     $6,566       $23,933      $19,022         $(814)        $(1,590)       $47,117
                                            ======       =======      =======         =====         =======        =======





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                                                              1994            1993          1992
                                                                                            --------        --------      --------
OPERATING ACTIVITIES:

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 6,159         $ 2,140       $ 2,395
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
   Cumulative Effect of Accounting Change . . . . . . . . . . . . . . . . . . . . .                                         (1,287)
   Depreciation and Amortization  . . . . . . . . . . . . . . . . . . . . . . . . .            2,978           3,013         2,648
   Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              519          (1,087)         (542)
   Equity in Earnings (Losses) in Joint Ventures  . . . . . . . . . . . . . . . . .           (1,736)            595        (1,091)
   Extraordinary Gain on Repurchase of Mortgage Loan  . . . . . . . . . . . . . . .                                         (1,314)
   Reduction in Carrying Value of Inventory of Real Estate  . . . . . . . . . . . .                                          1,810
   Changes in Operating Assets and Liabilities:
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,194)          5,088        (3,311)
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,536           2,444         2,160
     Accounts Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,979)          1,290          (372)
     Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,655)         (1,066)          600
     Accrued Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (299)            955           436
     Deferred Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (409)           (708)       (1,706)
                                                                                             -------         -------       -------

Net Cash Provided by Operating Activities . . . . . . . . . . . . . . . . . . . . .            8,920          12,664           426
                                                                                             -------         -------       -------

INVESTING ACTIVITIES:

Investment in Real Estate Joint Ventures  . . . . . . . . . . . . . . . . . . . . .           (6,466)         (1,828)
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . . . . . . . . . . .            7,507           5,485         7,791
Proceeds from Real Estate Joint Ventures  . . . . . . . . . . . . . . . . . . . . .            3,517              22         3,897
Purchase of Property and Equipment  . . . . . . . . . . . . . . . . . . . . . . . .             (853)         (1,002)       (2,069)
Proceeds and Payments Relating to Sale of Rental and
 Property and Equipment, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                6           4,260        (1,327)
                                                                                             -------         -------       -------

Net Cash Provided by Investing Activities . . . . . . . . . . . . . . . . . . . . .            3,711           6,937         8,292
                                                                                             -------         -------       -------

FINANCING ACTIVITIES:

Repayment of Long-Term Obligations  . . . . . . . . . . . . . . . . . . . . . . . .          (16,460)        (22,099)      (22,475)
Proceeds from Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . .            9,523           3,769        11,747
Payment of Cash Dividend to Common Stockholders . . . . . . . . . . . . . . . . . .             (391)                       (1,604)
Purchase of Treasury Shares . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             (724)          (85)
                                                                                             -------         -------       -------

Net Cash Used In Financing Activities . . . . . . . . . . . . . . . . . . . . . . .           (7,328)        (19,054)      (12,417)
                                                                                             -------         -------       -------

Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . . . . . . . . .            5,303             547        (3,699)

Cash and Cash Equivalents Beginning of Year . . . . . . . . . . . . . . . . . . . .           12,171          11,624        15,323
                                                                                             -------         -------       -------

Cash and Cash Equivalents End of Year*  . . . . . . . . . . . . . . . . . . . . . .          $17,474         $12,171       $11,624
                                                                                             =======         =======       =======

*Does not include U.S. Treasury/Certificates of Deposit
 held at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   304         $ 7,811       $13,296
                                                                                             =======         =======       =======


                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.      Principles of Consolidation:

                 The consolidated financial statements include the accounts of Starrett Housing Corporation and subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

                 Mortgage operations include loan origination and other fees received for the processing and closing of mortgage loans. Revenues from mortgage operations are primarily for houses constructed and sold by the Company and are recorded when the transfer of the corresponding mortgages to third parties has been consummated.

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

         D.      Land Held for Investment:

                 Land parcels in which the Company has no formal plans to develop or sell are classified as land held for investment. Land purchased for investment is carried at cost. Land parcels previously included in inventory of real estate and reclassified to land held for investment are carried at the lower of its acquisition cost or fair value at the time of transfer. The carrying value of land held for investment is evaluated for other than temporary declines in value. For the years 1994 and 1993, no adjustments for other than temporary declines were necessary.

         E.      Property and Equipment:

                 Property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets which range from three to fifty years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and betterments which extend useful lives are capitalized.

         F.      Capitalized Costs:

                 Mortgage interest, real estate taxes, and sales costs incurred in connection with certain properties are capitalized in order to achieve better matching of costs with revenues. Interest incurred on loans was $3,435,000 in 1994, $3,893,000 in 1993 and $5,964,000 in
         1992, of which $2,775,000 in 1994, $2,959,000 in 1993 and $4,150,000 in 1992 was capitalized. Amortization of capitalized interest of $4,941,000 in 1994, $5,802,000 in 1993 and $5,177,000 in 1992 was
         charged to construction costs.

                 Certain costs incurred that are used directly throughout the selling period to aid in the sale of units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage, are capitalized as deferred selling costs and amortized over the number of units to be delivered. Costs incurred during the initial and due diligence phases of a project, such as land deposits and studies, are capitalized as preacquisition costs. The unrecovered preacquisition costs are written off in the period the Company ceases development of the project.

         G.      Income Taxes:

                 The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1992. The Company has reported the change in accounting for income taxes as a cumulative effect of a change in accounting method. Prior year amounts have not been restated (Note 7).

         H.      Investments in Partnerships and Real Estate Joint Ventures:

                 Investments in partnerships and joint ventures in which the Company does not have a controlling interest are accounted for at cost and investments in partnerships in which the Company does have a controlling interest is accounted for on the equity method.

         I.      Cash and Cash Equivalents:

                 The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         J.      Reclassifications:

                 Certain prior year amounts have been reclassified in the financial statements and segment information to conform with the 1994 presentation.

2.       RECEIVABLES

                 Receivables are summarized as follows:

                                                                                1994               1993
                                                                              --------           --------
                                                                                (Dollars in Thousands)
         Accounts . . . . . . . . . . . . . . . . . . . .                     $12,787             $11,371
         Mortgage notes . . . . . . . . . . . . . . . . .                       9,893               8,105
         Notes  . . . . . . . . . . . . . . . . . . . . .                       3,714               3,724
                                                                              -------             -------
              Total . . . . . . . . . . . . . . . . . . .                      26,394              23,200
         Less allowance for doubtful
          accounts  . . . . . . . . . . . . . . . . . . .                         476                 476
                                                                              -------             -------

              Net . . . . . . . . . . . . . . . . . . . .                     $25,918             $22,724
                                                                              =======             =======

                 It is expected that the receivables at December 31, 1994 as set forth above will be collected as follows: $18,914,000 in 1995, $602,000 in 1996, $40,000 in 1997, $44,000 in 1998, $49,000 in 1999
         and $6,269,000 thereafter. At December 31, 1994, approximately $1,700,000 ($2,201,000 at December 31, 1993) of these mortgage notes receivable have been pooled into GNMA certificates which are guaranteed by the United States Government. The Company has pledged the mortgage notes as collateral to borrow funds from institutions at interest rates lower than those earned on the mortgage notes receivable and as collateral for GNMA matched payment serial notes (Note 8). The remaining mortgage notes receivable have been originated by the Company under firm commitments for sale to various third parties.

                 The mortgage notes receivable, which result primarily from sales of homes in Puerto Rico, are payable in monthly installments and earn interest at stated interest rates which ranged from 7.5% to 12% in 1994 and 1993.

3.       INVENTORY OF REAL ESTATE

                 Inventory of real estate is summarized as follows:

                                                                               1994               1993
                                                                             --------           --------
                                                                                (Dollars in Thousands)
         Land and land development costs  . . . . . . . .                     $41,508            $49,186
         Construction costs - houses  . . . . . . . . . .                      10,824             11,443
                                                                              -------            -------

            Total . . . . . . . . . . . . . . . . . . . .                     $52,332            $60,629
                                                                              =======            =======

                 Due to the decline in demand for housing and the resultant weak real estate markets in New York, New Jersey, Virginia-Washington, D.C. and certain projects in Florida, the Company in 1990 implemented aggressive home sales programs to reduce land positions and thereby generate cash which was used to invest in better yielding opportunities. In conjunction with this program as of December 31, 1993, the Company had non-cash reserves of $725,000 which reduced the net carrying value of inventory of real estate to its estimated net realizable value and such reserves were utilized during 1994.

4.       INVESTMENTS IN REAL ESTATE JOINT VENTURES

                 The Company owns investments in real estate joint ventures that are engaged in homebuilding and residential rental apartments. Condensed financial information for the ventures is as follows:


                           Combined Balance Sheets
                                                                               1994             1993
                                                                             --------         --------
                                                                               (Dollars in Thousands)
         Combined Assets
          Current Assets  . . . . . . . . . . . . . . . .                     $ 1,247          $    38
          Inventory of real estate  . . . . . . . . . . .                      29,281           10,333
          Other assets  . . . . . . . . . . . . . . . . .                       1,574              478
                                                                              -------          -------
                                                                              $32,102          $10,849
                                                                              =======          =======

         Combined Liabilities and Partner's Capital
          Current liabilities . . . . . . . . . . . . . .                     $ 2,607          $ 1,118
          Customer deposits on house sales  . . . . . . .                       3,097
          Mortgage notes payable  . . . . . . . . . . . .                      19,070            7,048
          Partners' capital accounts  . . . . . . . . . .                       7,328            2,683
                                                                              -------          -------
                                                                              $32,102          $10,849
                                                                              =======          =======

                 During 1994, in accordance with the partnership agreements, the Company made capital contributions to the joint ventures in excess of its proportionate ownership interests. The Partnership agreements provide for the Company to receive preferential income and cash distributions until the Company's invested capital is proportionate to it's ownership interests.

                 During 1994, the Company's joint ventures that are engaged in homebuilding acquired land and thereon commenced land development and home construction. Through December 31, 1994, no homes have been delivered and, accordingly, no sales revenues have been recognized.

                 A residential rental apartment joint venture of the Company sold its property during 1994, recognizing gross revenue of $14,650,000. The Company recognized its allocable share, $1,736,000, of the venture's net earnings.

                 During 1994, the Company's residential rental apartment joint ventures recognized gross revenue of $14,650,000 from the sale of rental projects and the Company recognized its share, $1,736,000, of equity earnings.

                 In addition, the Company has an ownership interest in a joint venture that owns a self-storage warehouse in New York. The joint venture has $9,138,000 and $9,219,000 in assets with $8,627,000 and
         $9,318,000 in liabilities at December 31, 1994 and 1993, respectively. During 1994, the joint venture modified and extended its loan payable of $8,250,000, for which the Company is jointly and severally liable for $2,475,000. The Company presently is actively marketing the project.

5.       PROPERTY AND EQUIPMENT

                 Property and equipment are summarized as follows:

                                                                                1994               1993
                                                                              --------           --------
                                                                                (Dollars in Thousands)
         Other property and equipment:
          Building improvements . . . . . . . . . . . . .                      $  194             $  153
          Machinery and equipment . . . . . . . . . . . .                       1,905              1,834
          Furniture, fixtures and leasehold
          improvements  . . . . . . . . . . . . . . . . .                       8,392              8,159
                                                                               ------             ------
              Total . . . . . . . . . . . . . . . . . . .                      10,491             10,146
         Less accumulated depreciation  . . . . . . . . .                       7,240              6,831
                                                                               ------             ------

              Net . . . . . . . . . . . . . . . . . . . .                      $3,251             $3,315
                                                                               ======             ======

6.       OTHER ASSETS

                 Other assets are summarized as follows:


                                                                               1994                 1993
                                                                               ------             ------
                                                                                 (Dollars in Thousands)
         Investments in and advances
          to partnerships . . . . . . . . . . . . . . . .                     $ 1,287            $ 1,973
         Prepaid development costs  . . . . . . . . . . .                       2,704              2,656
         Deferred selling costs . . . . . . . . . . . . .                       2,208              1,680
         Preacquisition costs . . . . . . . . . . . . . .                         407                694
         Deferred financing costs . . . . . . . . . . . .                         251                349
         Other  . . . . . . . . . . . . . . . . . . . . .                       1,433              2,030
                                                                              -------            -------

            Total . . . . . . . . . . . . . . . . . . . .                      $8,290             $9,382
                                                                               ======             ======

7.       INCOME TAXES

                 The Company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of the following:

                                                                       1994            1993            1992
                                                                      ------          ------         -------
                                                                              (Dollars in Thousands)
         Federal tax - Deferred . . . . . . . . . . . . . .           $  161        $(1,302)         $  (179)
         State and foreign taxes:
          Current . . . . . . . . . . . . . . . . . . . . .            3,628          3,535            1,303
          Deferred  . . . . . . . . . . . . . . . . . . . .              358            215             (363)
                                                                      ------        -------          -------

            Total . . . . . . . . . . . . . . . . . . . . .           $4,147        $ 2,448          $   761
                                                                      ======        =======          =======

                 Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences are primarily tax losses from limited partnerships, recognition of fee income, non-cash valuation reserves on land inventory and capitalization of interest and overhead.

                 At December 31, 1994 the Company had a net tax operating loss carryforward, which can be utilized against future taxable income, of approximately $14,880,000 expiring in 2001 through 2009. There is no net operating loss carryforward for financial statement reporting purposes.

                 Cash payments for income taxes during the years ended December 31, 1994, 1993 and 1992 were $5,195,000, $2,251,000 and $1,143,000, respectively.

                 The effective tax rate was different from the statutory Federal tax rate for the following reasons:

                                                                    1994              1993            1992
                                                                    ----              ----            ----
         Statutory Federal tax rate . . . . . . . . . . . .         34.0%             34.0%           34.0%
         Increase in taxes resulting
          from state and foreign
          taxes, net of Federal tax benefit . . . . . . . .          6.2              19.3            38.8
                                                                    ----              ----            ----

         Effective tax rate . . . . . . . . . . . . . . . .         40.2%             53.3%           72.8%
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

                 The Company adopted SFAS 109 as of January 1, 1992. The cumulative effect of this change is reported separately in the Statement of Consolidated Operations for the Year Ended December 31, 1992. The tax effect of each type of temporary difference that gave rise to the Company's deferred tax liability is as follows:

                                                                        December 31,         December 31,
                                                                           1994                  1993
                                                                          ------                ------
                                                                               Asset (Liability)
                                                                                (In Thousands)
         Investments in and sales of limited
          partnership interests . . . . . . . . . . . . . . .            $(10,043)             $(9,032)
         Net tax operating loss carryforward  . . . . . . . .               5,337                4,580
         Capitalized interest and overhead  . . . . . . . . .                (802)              (1,489)
         Alternative minimum tax and other
          miscellaneous Federal tax credits . . . . . . . . .               2,558                2,527
         Deferred selling costs . . . . . . . . . . . . . . .              (1,063)                (650)
         Other  . . . . . . . . . . . . . . . . . . . . . . .                (552)                 (44)
                                                                         --------              -------
         Net deferred income tax liability  . . . . . . . . .            $ (4,565)             $(4,108)
                                                                         ========              =======

                 Total deferred tax assets and liabilities were $11,942,000 and $16,507,000, respectively, at December 31, 1994 and $11,709,000 and
         $15,817,000, respectively, at December 31, 1993. No valuation allowance was required for deferred tax assets.

8.       DEBT

                 Notes, mortgages payable and long-term obligations are summarized as follows:

                                                                        1994                  1993
                                                                      --------              --------
                                                                          (Dollars in Thousands)
         Subordinated promissory notes, at a
          rate of 15% per annum, payable 1994
          through 1997 (A)  . . . . . . . . . . . . . . . . . .        $ 4,400              $ 5,867

         Notes payable under credit facility
          agreement, 1 3/4% over LIBOR (total
          facility under LIBOR contracts at
          effective rate of 8.06% at
          December 31, 1994) (B)  . . . . . . . . . . . . . . .         16,400               18,400

         Notes payable under credit facility
          agreement (an effective rate of
          approximately 6.55% at December
          31, 1994) (C) . . . . . . . . . . . . . . . . . . . .         14,550               15,000

         GNMA matched payments serial notes
          at rates between 9% and 10% with
          remaining maturities up to 20
          years (D) . . . . . . . . . . . . . . . . . . . . . .          1,732                2,201

         Other mortgage notes payable at
          rates between 6.75% and 9.5%
          payable in installments through
          October 1997 (E)  . . . . . . . . . . . . . . . . . .          3,510                6,061
                                                                       -------              -------

            Total . . . . . . . . . . . . . . . . . . . . . . .        $40,592              $47,529
                                                                       =======              =======

         Classified in statements of consolidated
          financial position as:
          Current portion of long-term
           obligations  . . . . . . . . . . . . . . . . . . . .        $ 4,526              $ 6,496
          Long-term obligations . . . . . . . . . . . . . . . .         36,066               41,033
                                                                       -------              -------

            Total . . . . . . . . . . . . . . . . . . . . . . .        $40,592              $47,529
                                                                       =======              =======

         (A) On December 31, 1990, the Company redeemed all of American Financial Corporation's $5.81 cumulative convertible preferred stock and issued six equal subordinated promissory notes in the aggregate principal amount of $8,800,000, maturing 1992 through 1997. The notes bear simple interest at the rate of 15% per annum.
         In January 1995 the fourth promissory note in the amount of $1,466,667 was paid.

         (B) The Company has a balance of $16,400,000 under an unsecured bank credit facility. The terms of the agreement require the Company to maintain certain financial ratios, and restrict the payment of cash dividends under certain conditions. This facility was converted from an unsecured revolving credit loan to an unsecured term loan as of November 1991. The term loan as of December 31, 1994 which was originally $28,000,000 provides for semi-annual principal payments in January and July of $1,000,000 in 1995, then $3,000,000 in January 1996, $1,000,000 in July 1996, $3,000,000 in January 1997 and a final payment of $7,400,000 in July 1997.

         (C) In June 1994, the Company amended its unsecured $15,000,000 revolving credit agreement with its Puerto Rico bank to increase the facility $7,000,000 to $22,000,000 and extended the maturity to March 1996. The additional $7,000,000 facility is secured by certain developed and undeveloped lots. At December 31, 1994, $13,000,000 and $1,550,000 were outstanding on the unsecured and secured portions of the credit facility, respectively. Terms of the agreement require the Company's subsidiary to maintain certain financial ratios and restrict the payment of cash dividends under certain circumstances.

         (D) On December 31, 1994, the Company had loans totalling $1,700,000 (secured by a pledge of GNMA certificates in the same amount) through the issuance of long-term debentures by a subsidiary of a non-profit community development corporation in Puerto Rico.
         Both the short-term loans and debentures, which are secured by mortgage notes receivable pooled into GNMA certificates, bear interest at rates lower than the interest rates on such mortgage receivables.

         (E) During 1994, the Company entered into a loan agreement with a local bank to provide financing for the acquisition and site improvement of property and financing for construction of residential units, collectively the Loans. The Loans provide advances on a revolving loan basis up to a maximum outstanding balance of $6,200,000. At December 31, 1994, $2,200,000 was outstanding on the Loans and was included in the balance of other mortgage notes payable. The Loans are secured by a mortgage on the property including all improvements. The Loans require interest paid monthly at a variable rate of one percent (1%) over prime (9.5% at December 31, 1994) and require principal repayments as units are delivered. The Loans mature October 1997.

                          On March 20, 1995, the Company borrowed $1,300,000 toward the acquisition of undeveloped land. These funds were under a $9,700,000 revolving loan facility, the balance of which is to be borrowed for land development and construction of residential units.

                          Notes and mortgages payable were collateralized by real estate and mortgage notes receivable with net carrying values aggregating $23,240,000 and $28,415,000 at December 31, 1994 and 1993,
         respectively.

                          Debt obligations are scheduled to mature as follows:
         $4,526,000 in 1995, $20,183,000 in 1996, $14,260,000 in 1997, $44,000
         in 1998, $49,000 in 1999
         and $1,530,000 thereafter. Certain mortgage notes contain provisions for reducing the principal as individual homes are sold by the Company.

                          Interest paid for the years ended December 31, 1994, 1993 and 1992 was $3,402,000, $4,321,000 and $6,082,000, respectively.

                          As of December 31, 1994, the Company had outstanding letters of credit totalling approximately $291,000 on which there are service charges ranging from 0.5% to 1% on the outstanding balances. The Company also had outstanding financial security bonds in the amount of $4,487,000 securing various obligations.

9.       PENSION PLAN

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

                          As of December 31, 1994, the plan held fixed income securities, life insurance policies and short-term investments. Assumed average future rate of return on Plan assets was 8.75% and 8% for the years ended December 31, 1994 and 1993, respectively, and the projected benefit obligation was based on 8.75% and 7.75% assumed discount rates at December 31, 1994 and 1993.

                          The total pension plan cost was $730,000 in 1992. The components of net periodic pension cost (benefit) for the years ended December 31, 1994 and 1993 are as follows:

         Cost (benefit) component:                                              1994                  1993
                                                                              --------              ---------
                 Interest cost  . . . . . . . . . . . . . . . . . . .         $601,000               $565,000
                 Actual return on plan assets . . . . . . . . . . . .          124,000                143,000
                 Net amortization and deferral  . . . . . . . . . . .         (584,000)              (710,000)
                                                                              --------               --------

                 Net periodic pension cost (benefit)  . . . . . . . .         $141,000               $ (2,000)
                                                                              ========               ========

                          The following table sets forth the Plan's funded
status as of December 31, 1994 and 1993:

                                                                               1994                   1993
                                                                            ----------              ---------
         Actuarial present value accumulated
          benefit obligation:
                 Vested . . . . . . . . . . . . . . . . . . . . . . .       $6,376,000             $7,331,000
                 Nonvested  . . . . . . . . . . . . . . . . . . . . .           46,000                114,000
                                                                            ----------             ----------
                    Total . . . . . . . . . . . . . . . . . . . . . .       $6,422,000             $7,445,000
                                                                            ==========             ==========

        Projected benefit obligation for service
         rendered to date   . . . . . . . . . . . . . . . . . . . . .       $6,422,000             $7,445,000
        Plan assets at fair value   . . . . . . . . . . . . . . . . .        5,250,000              6,427,000
                                                                            ----------             ----------
        Projected benefit obligation in excess
         of plan assets   . . . . . . . . . . . . . . . . . . . . . .        1,172,000              1,018,000
        Unrecognized net loss   . . . . . . . . . . . . . . . . . . .       (1,573,000)            (1,525,000)
        Unrecognized net asset at date of transition  . . . . . . . .          211,000                303,000
        Additional minimum liability  . . . . . . . . . . . . . . . .        1,362,000              1,210,000
                                                                            ----------             ----------

        Accrued pension cost  . . . . . . . . . . . . . . . . . . . .       $1,172,000             $1,006,000
                                                                            ==========             ==========

                          In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1994 and 1993. A corresponding amount, net of income tax benefit, was recorded as a separate reduction to stockholders' equity.

                           The Plan made significant lump sum distributions during 1994 resulting in a settlement of the Plan as defined by Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits". As a result, the Company recorded an additional expense of $451,000 for the year ended December 31, 1994.

                          The Company does not provide postretirement or postemployment benefits other than pensions to employees. Therefore, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" have no impact on the Company's financial statements.

10.      SEGMENT INFORMATION

                          The Company's operations consist of (i) the development, management and ownership of real estate properties; (ii) the single-family home and garden apartment business conducted through its Levitt subsidiary; and (iii) the supplying of construction services through its HRH subsidiary. The Company groups its business into these three segments. The following table sets forth the Company's revenues and operating profit attributable to the respective segments of its operations for each of the years 1992 through 1994, and the identifiable assets attributable to the respective segments as at the end of each of those years:

                                           DEVELOPMENT                             HRH
                                           MANAGEMENT AND      LEVITT              CONSTRUCTION
                                              OWNERSHIP      CORPORATION           CORPORATION           CONSOLIDATED
                                           --------------    -----------           -----------           ------------
                                                                 (Dollars in Thousands)
1994
- ----

Revenues  . . . . . . . . . . . . . .       $25,635           $111,422               $  4,278            $141,335
                                            =======           ========               ========            ========
Operating profit (loss) (1) . . . . .       $ 2,575           $ 10,085               $    309            $ 12,969
                                            =======           ========               ========
General corporate expenses  . . . . .                                                                       2,663
                                                                                                         --------
Income from operations
 before income taxes  . . . . . . . .                                                                    $ 10,306
                                                                                                         ========
Identifiable assets . . . . . . . . .       $20,539           $ 85,423               $ 10,305            $116,267
                                            =======           ========               ========            ========

1993
- ----
Revenues  . . . . . . . . . . . . . .       $24,504           $ 93,678               $  4,000            $122,182
                                            =======           ========               ========            ========
Operating profit (loss) (1) . . . . .       $ 2,600           $  4,257               $   (372)           $  6,485
                                            =======           ========               ========
General corporate expenses  . . . . .                                                                       1,897
                                                                                                         --------
Income from operations
 before income taxes  . . . . . . . .                                                                    $  4,588
                                                                                                         ========
Identifiable assets . . . . . . . . .       $25,797           $ 86,300               $  8,187            $120,284
                                            =======           ========               ========            ========
1992
- ----
Revenues  . . . . . . . . . . . . . .       $23,487           $ 82,972               $  5,396            $111,855
                                            =======           ========               ========            ========
Operating profit (1)  . . . . . . . .       $ 2,435           $    864               $    283            $  3,582
                                            =======           ========               ========
General corporate expenses  . . . . .                                                                       2,537
                                                                                                         --------
Income from operations
 before income taxes  . . . . . . . .                                                                    $  1,045
                                                                                                         ========
Identifiable assets . . . . . . . . .       $31,299           $ 94,335               $ 11,104            $136,738
                                            =======           ========               ========            ========

(1) Operating profit is comprised of revenues less operating expenses. In computing operating profit, general corporate expenses and income taxes have not been deducted.

(2) There were no customers from which the Company derived more than 10% of its revenues in 1994, 1993 or 1992.

11.      COMMITMENTS AND CONTINGENCIES

                          Roosevelt Island Associates ("RIA"), a partnership in which a Company subsidiary is one of several partners, has provided guaranteed payments to the investor partner. The Company's share of such guarantees was $465,000 for 1994 and approximately $100,000 each year until 2005, which will be paid by the Company if project cash flow is insufficient to cover these amounts. In connection with this project, the Company also provided cash flow guarantees from which it will be released if the project achieves a certain cash flow level over a specified period of time.

                          The Company's Levitt subsidiary provides for estimated warranty costs when homes are sold and continuously monitors its warranty exposure and service program.

                          Rent expense for the years ended December 31, 1994, 1993 and 1992 was $973,000, $1,004,000 and $1,042,000, respectively.
         At December 31, 1994 the Company and its subsidiaries are committed under long-term leases expiring at various dates through 1998. The minimum rentals are $910,000 in 1995, $910,000 in 1996, $267,000 in
         1997, $208,000 in 1998, and $106,000 in 1999, or an aggregate of
         $2,401,000.

                          The Company is involved in litigation and claims incident to the normal conduct of its business. Management believes that such litigation and claims will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

12.      QUARTERLY FINANCIAL DATA (Unaudited)

                          The quarterly financial data are set forth below (dollars in thousands, except per share amounts):

                                              1994          1994         1994          1994        Annual
                                            March 31,     June 30,     Sept. 30,     Dec. 31,      Amount
                                            ---------     --------     ---------     --------     --------
Revenues  . . . . . . . . . . . . . . . .   $27,395       $28,042      $32,868       $53,030      $141,335
Income from construction
 contracts and related revenues . . . . .    11,980        13,436       14,382        18,678        58,476
Income before income
 taxes  . . . . . . . . . . . . . . . . .     1,300         1,906        2,481         4,619        10,306
Net income  . . . . . . . . . . . . . . .       695         1,031        1,488         2,945         6,159

Earnings per common and
 common equivalent share - Net
 income . . . . . . . . . . . . . . . . .      $.11          $.17         $.23          $.47          $.98

                                              1993          1993         1993          1993        Annual
                                            March 31,     June 30,     Sept. 30,     Dec. 31,      Amount
                                            ---------     --------     ---------     --------     --------
Revenues  . . . . . . . . . . . . . . . .   $26,931       $24,219      $31,662       $39,370      $122,182
Income from construction
 contracts and related revenues . . . . .    11,677        11,756       12,694        13,040        49,167
Income before income
 taxes  . . . . . . . . . . . . . . . . .       703         1,115        1,670         1,100         4,588
Net income  . . . . . . . . . . . . . . .       324           547          803           466         2,140

Earnings per common and
 common equivalent share - Net
 income . . . . . . . . . . . . . . . . .      $.05          $.09         $.12          $.08          $.34

                          Certain quarterly amounts have been reclassified to conform with the annual presentation.

                                                                    Schedule III
                          STARRETT HOUSING CORPORATION
                             (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                           December 31, 1994 and 1993
                                 (In Thousands)

                                                                                1994                  1993
                                                                              --------              --------
Assets:
- ------

  Cash and cash equivalents of $4,636
   in 1994 and $3,000 in 1993 . . . . . . . . . . . . . . . . . .             $  5,881              $  3,559
  U.S. Treasury/certificates of deposit . . . . . . . . . . . . .                  256                 7,762
  Investments in subsidiaries, at
   equity in underlying net assets  . . . . . . . . . . . . . . .               77,592                70,263
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                8,097                 8,203
                                                                              --------              --------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .             $ 91,826              $ 89,787
                                                                              ========              ========

Liabilities and Stockholders' Equity:
- ------------------------------------

  Liabilities payable within one year . . . . . . . . . . . . . .             $  6,403              $  5,705
  Advances from subsidiaries  . . . . . . . . . . . . . . . . . .               30,276                31,547
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . .                3,246                 3,376
  Deferred revenues . . . . . . . . . . . . . . . . . . . . . . .                1,851                 2,940
  Long-term obligations . . . . . . . . . . . . . . . . . . . . .                2,933                 4,400
  Stockholders' equity  . . . . . . . . . . . . . . . . . . . . .               47,117                41,819
                                                                              --------              --------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .             $ 91,826              $ 89,787
                                                                              ========              ========

                          STARRETT HOUSING CORPORATION
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                                       1994             1993             1992
                                                                     -------          -------          -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .          $1,046           $2,035           $2,671
General and administrative expenses . . . . . . . . . . . .          (2,663)          (1,897)          (2,537)
Other costs . . . . . . . . . . . . . . . . . . . . . . . .             (33)            (104)             (19)
Interest  . . . . . . . . . . . . . . . . . . . . . . . . .            (660)            (880)          (1,442)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .           1,111              132              223
                                                                     ------           ------           ------
Loss before equity in earnings
 of subsidiaries  . . . . . . . . . . . . . . . . . . . . .          (1,199)            (714)          (1,104)
Equity in earnings of subsidiaries  . . . . . . . . . . . .           7,358            2,854            2,212
Cumulative effect of accounting change  . . . . . . . . . .                                             1,287
                                                                     ------           ------           ------

          Net Income  . . . . . . . . . . . . . . . . . . .          $6,159           $2,140           $2,395
                                                                     ======           ======           ======

                                                                    Schedule III
                          STARRETT HOUSING CORPORATION
                             (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       1994            1993            1992
                                                                      ------          ------          ------
OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .           $6,159          $2,140          $2,395
 Adjustments to Reconcile Net Income to
  Net Cash (Used In) Provided by
  Operating Activities:
 Changes not affecting funds  . . . . . . . . . . . . . . .           (7,488)         (2,484)         (4,620)

Changes in Operating Assets and Liabilities:
 Liabilities payable within one year  . . . . . . . . . . .              228            (995)            515
 Advances from subsidiaries . . . . . . . . . . . . . . . .           (1,242)          2,176           1,178
 Other assets . . . . . . . . . . . . . . . . . . . . . . .              106             314          (1,274)
 Deferred revenue . . . . . . . . . . . . . . . . . . . . .           (1,089)           (708)         (1,706)
                                                                      ------          ------          ------

Net Cash (Used In) Provided by
 Operating Activities . . . . . . . . . . . . . . . . . . .           (3,326)            443          (3,512)
                                                                      ------          ------          ------

INVESTING ACTIVITIES:
 U.S. Treasury/Certificates
 of Deposit . . . . . . . . . . . . . . . . . . . . . . . .            7,506           5,485           7,791
                                                                      ------          ------          ------

FINANCING ACTIVITIES:
Payment of Promissory Notes . . . . . . . . . . . . . . . .           (1,467)         (5,846)         (5,846)
Payment of Cash Dividend to Common
 Stockholders . . . . . . . . . . . . . . . . . . . . . . .             (391)                         (1,604)
Receipt of Cash Dividend  . . . . . . . . . . . . . . . . .                              540
Purchase of Treasury Stock  . . . . . . . . . . . . . . . .                             (724)            (85)
                                                                      ------          ------          ------

Net Cash used in Financing Activities . . . . . . . . . . .           (1,858)         (6,030)         (7,535)
                                                                      ------          ------          ------

Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . . . . . . . . . . . . . . .            2,322            (102)         (3,256)

Cash and Cash Equivalents Beginning of Year . . . . . . . .            3,559           3,661           6,917
                                                                      ------          ------          ------

Cash and Cash Equivalents End of Year . . . . . . . . . . .           $5,881          $3,559          $3,661
                                                                      ======          ======          ======

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 STARRETT HOUSING CORPORATION


Date:  March 21, 1995                             BY s/ Paul Milstein
                                                     ---------------------------
                                                        Paul Milstein
                                                        Chairman of the Board

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 21, 1995                             By s/ Paul Milstein
                                                     ---------------------------
                                                        Paul Milstein, Principal
                                                        Director

Date:  March 21, 1995                             By s/ Lewis A. Weinfeld
                                                     ---------------------------
                                                        Lewis A. Weinfeld,
                                                        Principal  Financial and
                                                        Accounting Officer

Date:  March 21, 1995                             By s/ Henry Benach
                                                     ---------------------------
                                                        Henry Benach, Director

Date:  March 21, 1995                             By s/ John Zuccotti
                                                     ---------------------------
                                                        John Zuccotti, Director

Date:  March 21, 1995                             By s/ Robert Berne
                                                     ---------------------------
                                                        Robert Berne, Director

Date:  March 21, 1995                             By s/ Irving Fischer
                                                     ---------------------------
                                                        Irving Fischer, Director


Date:  March 21, 1995                             By s/ Robert C. Rosenberg
                                                     ---------------------------
                                                        Robert C. Rosenberg,
                                                        Director

Date:  March 21, 1995                             By s/ Elliott M. Wiener
                                                     ---------------------------
                                                        Elliott M. Wiener,
                                                        Director

                          STARRETT HOUSING CORPORATION

                                    EXHIBITS

                               DECEMBER 31, 1994

                         COMMISSION FILE NUMBER 1-6736

                          STARRETT HOUSING CORPORATION
                                 EXHIBIT INDEX


Exhibit                                                                                                                     Page
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

Exhibit                                                                                                                     Page
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

Exhibit                                                                                                                     Page
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

10(e)(3)                  Incentive Compensation Agreement, dated as of January 3, 1986, between Richard
                          Bassuk and the Registrant (filed as Exhibit 10(g)(5) to the Registrant's Form 10-
                          K for 1985 and incorporated herein by reference).

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

10(e)(6)                  Extension dated January 5, 1993 to Employment and  Incentive Compensation Agreements
                          of Richard Bassuk (filed as Exhibit 10(d)(6) to the Registrant's Form  10-K for 1993
                          and incorporated herein by reference).








Exhibit                                                                                                                     Page
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

Exhibit                                                                                                                     Page
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

Exhibit                                                                                                                     Page
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

Exhibit                                                                                                                     Page
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

Exhibit                                                                                                                     Page
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

Exhibit                                                                                                                     Page
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

11(a)                     Exhibit Setting Forth the Computation of Primary Earnings Per Share Information.*                  50

11(b)                     Exhibit Setting Forth the Computation of Fully Diluted Earnings Per Share Information.*            51

22                        List of Subsidiaries of the Registrant (filed as Exhibit 22 to Registrant's Form
                          10-K for 1987 and incorporated herein by reference).

27                        Financial Data Schedule.*                                                                          52

                          Note:  The Exhibits which have not previously been filed are marked with an asterisk (*).