Form 10-Q
period 1995-03-31
STARRETT HOUSING CORP
filed 1995-05-12
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995                     Commission File No. 1-6736


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


                       6,566,402 shares of common stock.

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
Consolidated Financial Statements:

Statement of Consolidated Financial Position - March 31, 1995 . . . . . .     3

Condensed Statement of Consolidated Financial Position -
 December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

Statements of Common Stockholders' Equity - March 31, 1995
 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .     5

Statements of Consolidated Operations - For the Three Months
 ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .     6

Consolidated Statements of Cash Flows - For the Three Months
 ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .     7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .     8

Management's Discussion of Financial Condition and
 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .  9-10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Exhibit A -      Computation of Primary Earnings per Share - For the
                 Three Months ended March 31, 1995 and 1994 . . . . . . .    12

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 MARCH 31, 1995
                                 (In Thousands)
                                  (Unaudited)

ASSETS:
Cash and cash equivalents   . . . . . . . . . . . . . . . . . .   $  9,076
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . .        828
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .     25,647
Inventory of real estate  . . . . . . . . . . . . . . . . . . .     54,766
Investments in real estate joint ventures . . . . . . . . . . .      7,451

Property and Equipment-Net  . . . . . . . . . . . . . . . . . .      3,163
Land Held for Investment  . . . . . . . . . . . . . . . . . . .      1,965
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .      9,488
                                                                  --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . .   $112,384
                                                                  ========

LIABILITIES AND EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   $  9,216
 Current portion of long-term obligations . . . . . . . . . . .     17,975
 Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .     12,247
                                                                  --------
         Total Liabilities Payable Within One Year  . . . . . .     39,438

Deferred Income taxes . . . . . . . . . . . . . . . . . . . . .      4,602
Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . .      1,812
Long-Term Obligations . . . . . . . . . . . . . . . . . . . . .     18,817
                                                                  --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . .     64,669
                                                                  --------

Common Stockholders' Equity
 Common stock-par value, $1.00; authorized, 18,000 shares . . .      6,566
 Capital in excess of par value . . . . . . . . . . . . . . . .     23,933
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . .     19,620
 Pension liability adjustment . . . . . . . . . . . . . . . . .       (814)
 Shares held in treasury-at cost  . . . . . . . . . . . . . . .     (1,590)
                                                                  --------

Common Stockholders' Equity . . . . . . . . . . . . . . . . . .     47,715
                                                                  --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . .   $112,384
                                                                  ========

                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (In Thousands)
                                  (Unaudited)

                                                                 December 31,
                                                                     1994
                                                                 ------------
ASSETS

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 17,474

U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . .         304

Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .      25,918

Inventory of Real Estate  . . . . . . . . . . . . . . . . . . .      52,332

Investments in Real Estate Joint Ventures . . . . . . . . . . .       6,701

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .      13,538
                                                                   --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . .    $116,267
                                                                   ========


LIABILITIES AND EQUITY

Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . .    $ 10,874

Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .      20,359

Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . .       1,851

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . .      36,066

Common Stockholders' Equity . . . . . . . . . . . . . . . . . .      47,117
                                                                   --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . .    $116,267
                                                                   ========




                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                  (Unaudited)


                                                      March 31,     December 31,
                                                        1995            1994
                                                      --------      ------------
Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,402 shares  . . .   $ 6,566         $ 6,566

Capital in Excess of Par Value  . . . . . . . . . .    23,933          23,933

Retained Earnings . . . . . . . . . . . . . . . . .    19,620          19,022

Pension Liability Adjustment  . . . . . . . . . . .      (814)           (814)

Less:   Shares Held in Treasury - at cost;
        1995, 305,442 and 1994, 305,427
        shares  . . . . . . . . . . . . . . . . . .    (1,590)         (1,590)
                                                      -------         -------

TOTAL COMMON STOCKHOLDERS' EQUITY . . . . . . . . .   $47,715         $47,117
                                                      =======         =======





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
               For The Three Months Ended March 31, 1995 and 1994
                      (In Thousands Except Per Share Data)
                                  (Unaudited)


                                                         1995            1994
                                                        -------         -------
Revenues  . . . . . . . . . . . . . . . . . . . . . .   $30,281         $27,395
Construction Costs  . . . . . . . . . . . . . . . . .    16,902          15,415
                                                        -------         -------

Income from Construction Contracts and
 Related Revenues . . . . . . . . . . . . . . . . . .    13,379          11,980
                                                        -------         -------

Expenses:
 General and Administrative . . . . . . . . . . . . .     6,395           6,057
 Security Service Labor and Other Costs . . . . . . .     2,479           2,186
 Selling  . . . . . . . . . . . . . . . . . . . . . .     1,452           1,097
 Mortgage and Closing Costs . . . . . . . . . . . . .     1,210           1,175
 Interest . . . . . . . . . . . . . . . . . . . . . .       108             165
                                                        -------         -------

     Total  . . . . . . . . . . . . . . . . . . . . .    11,644          10,680
                                                        -------         -------

Income before Income Taxes  . . . . . . . . . . . . .     1,735           1,300
Income Taxes  . . . . . . . . . . . . . . . . . . . .       746             605
                                                        -------         -------

Net Income  . . . . . . . . . . . . . . . . . . . . .   $   989         $   695
                                                        =======         =======


Earnings per Common Share:

Net Income  . . . . . . . . . . . . . . . . . . . . .      $.16            $.11
                                                           ====            ====

Weighted average number of shares . . . . . . . . . .     6,261           6,261
                                                          =====           =====

Cash Dividends per Share  . . . . . . . . . . . . . .    $.0625            None
                                                         ======            ====





                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1995 and 1994
                                 (In Thousands)
                                  (Unaudited)

                                                            1995         1994
                                                          --------     --------
OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . .   $   989      $   695
Adjustments to Reconcile Income to Net Cash
 Provided by Operating Activities:
  Depreciation and amortization . . . . . . . . . . . .       712          517
  Deferred income taxes . . . . . . . . . . . . . . . .        37          151

  Changes in Operating Assets and Liabilities:
   Receivables  . . . . . . . . . . . . . . . . . . . .       271         (922)
   Inventories  . . . . . . . . . . . . . . . . . . . .    (2,402)       4,977
   Account payable  . . . . . . . . . . . . . . . . . .    (1,658)      (2,347)
   Other assets . . . . . . . . . . . . . . . . . . . .    (1,759)      (1,245)
   Accrued liabilities  . . . . . . . . . . . . . . . .       979         2,182
   Deferred revenues  . . . . . . . . . . . . . . . . .       (39)        (145)
                                                          -------      -------

Cash (Used In) Provided by Operating Activities . . . .    (2,870)       3,863
                                                          -------      -------

INVESTING ACTIVITIES:
Investment in Real Estate Joint Ventures  . . . . . . .      (801)        (256)
Proceeds From Real Estate Joint Ventures  . . . . . . .        51
Investments in and Advances to Partnerships . . . . . .        94           (4)
U.S. Treasury/Certificates of Deposit . . . . . . . . .      (524)       7,506
Purchase of Property and Equipment  . . . . . . . . . .      (157)        (228)
                                                          -------      -------

Net Cash (Used In) Provided by Investing
 Activities . . . . . . . . . . . . . . . . . . . . . .    (1,337)       7,018
                                                          -------      -------

FINANCING ACTIVITIES:
Repayment of Long Term Obligations  . . . . . . . . . .    (6,371)      (6,023)
Proceeds from Long Term Obligations . . . . . . . . . .     2,571
Payment of Cash Dividends to Common
 Stockholders . . . . . . . . . . . . . . . . . . . . .      (391)
                                                          -------      -------

Net Cash Used In Financing Activities . . . . . . . . .    (4,191)      (6,023)
                                                          -------      -------

(Decrease) Increase in Cash and Cash Equivalents  . . .    (8,398)       4,858

Cash and Cash Equivalents Beginning of Period . . . . .    17,474       12,171
                                                          -------      -------

Cash and Cash Equivalents End of Period . . . . . . . .   $ 9,076      $17,029
                                                          =======      =======


                 See Notes to Consolidated Financial Statements

                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying consolidated financial statements of Starrett Housing Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the three months ended March 31, 1995 and 1994 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1994 amounts have been reclassified to conform with the 1995 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994


         During the three months ended March 31, 1995 the Company had income from operations of $1,735,000 as compared with $1,300,000 in 1994, and net income of $989,000 or $.16 a share for the three months ended March 31, 1995 as compared with $695,000 or $.11 a share for the similar period in 1994. Earnings per share were based on average shares outstanding of 6,261,000 in 1995 and 1994.

         The increase in income was primarily attributable to the continued strong performance of Levitt Corporation and Grenadier Realty Corp. Levitt's house sales (new contracts) increased by $2,200,000 or 11.8% during the three months ended March 31, 1995 as compared to 1994 due to an increase in the number of houses delivered in the Company's domestic region, coupled with a higher average selling price of homes in both the Puerto Rico and domestic regions.

         Levitt's backlog of homes contracted for sale increased from $65,500,000 at March 31, 1994 to $78,900,000 at March 31, 1995. Included in
Levitt's sales backlog is its 50% interests in joint ventures.

         During the quarter ended March 31, 1995, Levitt showed a net increase of approximately $3,200,000 in various development projects, increasing its inventory and joint venture investments in its single-family home division.

         Grenadier Realty Corp. reported a $530,000 or 9.4% increase in revenues for the three months ended March 31, 1995 as compared to 1994, reflecting the Company's expanded services to private and institutional property owners as well as banks and thrift institutions.

         HRH Construction Corporation continues to operate at or near break-even and is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, as well as, the governmental and institutional sectors.

Cash Flow and Liquidity

         While the Company presently has various banking relationships, it does not have any formal lines of credit other than its Levitt subsidiary. The Company has begun a program to secure a formal line of credit with its banking institutions and anticipates this process to be completed by the end of the year.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STARRETT HOUSING CORPORATION
                                               (Registrant)




                                       s/ Paul Milstein
                                       ----------------------------------------
                                       Paul Milstein - Chairman




                                       s/ Lewis A. Weinfeld
                                       ----------------------------------------
                                       Lewis A. Weinfeld - Senior Vice
                                       President and Treasurer
                                       (Principal Accounting Officer)


DATE:    May 12, 1995

                                                                       EXHIBIT A
                 STARRETT HOUSING CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                    (In Thousands Except Per Share Amounts)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                            1995         1994
                                                            ----         ----
Weighted average number of shares outstanding during
 the period . . . . . . . . . . . . . . . . . . . . . . .   6,261        6,261
                                                            =====        =====



Net Income  . . . . . . . . . . . . . . . . . . . . . . .    $989         $695
                                                             ====         ====



Primary earnings per share:

     Net Income . . . . . . . . . . . . . . . . . . . . .    $.16         $.11
                                                             ====         ====

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule