Form 10-Q
period 1995-06-30
STARRETT HOUSING CORP
filed 1995-08-14
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995                       Commission File No. 1-6736

                              STARRETT CORPORATION
                     (Formerly Starrett Housing Corporation)

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

                        6,566,402 shares of common stock.

                      STARRETT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
Consolidated Financial Statements:

Statement of Consolidated Financial Position - June 30, 1995 ..............    3

Condensed Statement of Consolidated Financial Position -
 December 31, 1994 ........................................................    4

Statements of Common Stockholders' Equity - June 30, 1995
 and December 31, 1994 ....................................................    5

Statements of Consolidated Operations - For the Six Months
 ended June 30, 1995 and 1994 .............................................    6

Statements of Consolidated Operations - For the Three Months
 ended June 30, 1995 and 1994 .............................................    7

Consolidated Statements of Cash Flows - For the Six Months
 ended June 30, 1995 and 1994 .............................................    8

Notes to Consolidated Financial Statements ................................    9

Management's Discussion of Financial Condition and
 Results of Operations ....................................................   10

Signatures ................................................................   12

Exhibit A - Computation of Primary Earnings per Share - For the
            Six Months ended June 30, 1995 and 1994 .......................   13

Exhibit B - Computation of Primary Earnings per Share - For the
            Three Months ended June 30, 1995 and 1994 .....................   14

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  JUNE 30, 1995
                                 (In Thousands)
                                   (Unaudited)

ASSETS:
Cash and cash equivalents .....................................     $     9,261
U.S. Treasury/Certificates of Deposit .........................             304
Receivables ...................................................          24,942
Inventory of real estate ......................................          63,506
Investments in real estate joint ventures .....................           8,214
Property and Equipment-Net ....................................           3,433
Land Held for Investment ......................................           1,882
Other Assets ..................................................          10,367
                                                                    -----------
         Total ................................................     $   121,909
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable .............................................     $    17,646
 Current portion of long-term obligations .....................          18,712
 Accrued liabilities ..........................................           9,346
                                                                    -----------
         Total Liabilities Payable Within One Year ............          45,704
Deferred Income taxes .........................................           4,934
Deferred Revenues .............................................             892
Long-Term Obligations .........................................          21,942
                                                                    -----------
         Total ................................................          73,472
                                                                    -----------
Common Stockholders' Equity
 Common stock-par value, $1.00; authorized, 18,000 shares .....           6,566
 Capital in excess of par value ...............................          23,933
 Retained earnings ............................................          20,342
 Pension liability adjustment .................................            (814)
 Shares held in treasury-at cost ..............................          (1,590)
                                                                    -----------
Common Stockholders' Equity ...................................          48,437
                                                                    -----------
         Total ................................................     $   121,909
                                                                    ===========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (In Thousands)
                                   (Unaudited)

                                                                       December 31,
                                                                          1994
                                                                       ------------
ASSETS

Cash .........................................................          $ 17,474

U.S. Treasury/Certificates of Deposit ........................               304

Receivables ..................................................            25,918

Inventory of Real Estate .....................................            52,332

Investments in Real Estate Joint Ventures ....................             6,701

Other Assets .................................................            13,538
                                                                        --------

     Total ...................................................          $116,267
                                                                        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable .............................................          $ 10,874

Other Liabilities ............................................            20,359

Deferred Revenues ............................................             1,851

Long-Term Debt ...............................................            36,066

Common Stockholders' Equity ..................................            47,117
                                                                        --------

     Total ...................................................          $116,267
                                                                        ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                        June 30,     December 31,
                                                          1995           1994
                                                        --------     ------------
Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,402 shares .....     $   6,566      $   6,566

Capital in Excess of Par Value ...................        23,933         23,933

Retained Earnings ................................        20,342         19,022

Pension Liability Adjustment .....................          (814)          (814)

Less: Shares Held in Treasury - at cost;
      1995, 305,442 and 1994, 305,427
      shares .....................................        (1,590)        (1,590)
                                                       ---------      ---------

TOTAL COMMON STOCKHOLDERS' EQUITY ................     $  48,437      $  47,117
                                                       =========      =========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                 For The Six Months Ended June 30, 1995 and 1994
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                             1995         1994
                                                           -------       -------
Revenues ...........................................       $53,682       $55,437
Construction Costs .................................        26,947        30,021
                                                           -------       -------
Income from Construction Contracts and
 Related Revenues ..................................        26,735        25,416
                                                           -------       -------
Expenses:
 General and Administrative ........................        13,021        12,298
 Security Service Labor and Other Cost .............         4,926         4,689
 Selling ...........................................         2,494         2,351
 Mortgage and Closing Costs ........................         2,386         2,545
 Interest ..........................................           218           327
                                                           -------       -------
     Total .........................................        23,045        22,210
                                                           -------       -------

Income before Income Taxes .........................         3,690         3,206
Income Taxes .......................................         1,587         1,480
                                                           -------       -------

Net Income .........................................       $ 2,103       $ 1,726
                                                           =======       =======
Earnings per Common Share:

Net Income .........................................       $   .34       $   .28
                                                           =======       =======

Weighted average number of shares ..................         6,261         6,261
                                                           =======       =======

Cash Dividends per Share ...........................       $  .125          None
                                                           =======       =======


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                For The Three Months Ended June 30, 1995 and 1994
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                           1995           1994
                                                         --------       --------
Revenues .........................................       $ 23,401       $ 28,042
Construction Costs ...............................         10,045         14,606
                                                         --------       --------
Income from Construction Contracts and
 Related Revenues ................................         13,356         13,436
                                                         --------       --------
Expenses:
 General and Administrative ......................          6,626          6,241
 Security Service Labor and Other Cost ...........          2,447          2,503
 Selling .........................................          1,042          1,254
 Mortgage and Closing Costs ......................          1,176          1,370
 Interest ........................................            110            162
                                                         --------       --------
     Total .......................................         11,401         11,530
                                                         --------       --------
Income before Income Taxes .......................          1,955          1,906
Income Taxes .....................................            841            875
                                                         --------       --------
Net Income .......................................       $  1,114       $  1,031
                                                         ========       ========
Earnings per Common Share:

Net Income .......................................       $    .18       $    .17
                                                         ========       ========

Weighted average number of shares ................          6,261          6,261
                                                         ========       ========

Cash Dividends per Share .........................       $  .0625           None
                                                         ========       ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 1995 and 1994
                                 (In Thousands)
                                   (Unaudited)

                                                          1995          1994
                                                       ----------    ----------
OPERATING ACTIVITIES:

Net Income .........................................   $    2,103    $    1,726
Adjustments to Reconcile Income to Net Cash (Used In)
 Provided by Operating Activities:
  Depreciation and amortization ....................        1,330         1,047
  Deferred income taxes (benefit)...................          369           (14)
  Equity in Earnings in Joint Venturers ............         (847)       (1,645)

  Changes in Operating Assets and Liabilities:
   Receivables .....................................          976           439
   Inventories .....................................      (11,059)        1,615
   Account payable .................................        6,772         1,704
   Other assets ....................................       (3,140)       (1,036)
   Accrued liabilities .............................       (1,922)       (1,590)
   Deferred revenues ...............................         (959)         (411)
                                                       ----------    ----------
Net Cash (Used In) Provided by Operating Activities.       (6,377)        1,835
                                                       ----------    ----------
INVESTING ACTIVITIES:
Investment in Real Estate Joint Ventures ...........       (1,217)       (5,554)
Proceeds From Real Estate Joint Ventures ...........          551         3,355
Investments in and Advances to Partnerships ........          233            78
U.S. Treasury/Certificates of Deposit ..............                      7,506
Purchase of Property and Equipment .................         (682)         (438)
                                                       ----------    ----------
Net Cash (Used In) Provided by Investing
 Activities ........................................       (1,115)        4,947
                                                       ----------    ----------
FINANCING ACTIVITIES:
Repayment of Long Term Obligations .................       (7,180)       (7,630)
Proceeds from Long Term Obligations ................        7,242         1,740
Payment of Cash Dividends to Common
 Stockholders ......................................         (783)
                                                       ----------    -----------

Net Cash Used In Financing Activities ..............         (721)       (5,890)
                                                       ----------    ----------

(Decrease) Increase in Cash and Cash Equivalents ...       (8,213)          892

Cash and Cash Equivalents Beginning of Period ......       17,474        12,171
                                                       ----------    ----------

Cash and Cash Equivalents End of Period ............   $    9,261    $   13,063
                                                       ==========    ==========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of Starrett Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the six months ended June 30, 1995 and 1994 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1994 amounts have been reclassified to conform with the 1995 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
         COMPARISON OF SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

         During the six and three months ended June 30, 1995, the Company had income from operations of $3,690,000 and $1,955,000 as compared with $3,206,000 and $1,906,000 in 1994, and net income of $2,103,000 or $.34 a share and $1,114,000 or $.18 a share as compared to $1,726,000 or $.28 a share and $1,031,000 or $.17 a share for the same period in 1994.

         The decrease in revenues was primarily attributable to a decrease in the number of houses delivered in the Company's single-family homes subsidiary Levitt Corp. This decrease was caused by the timing of project phases under development in Levitt's Puerto Rico region. Levitt's domestic region partially offset the decrease with a significant improvement in the gross profit for the region.

         Levitt's backlog of homes contracted for sale increased from $96,676,000 at June 30, 1994 to $116,897,000 at June 30, 1995. Included in
Levitt's sales backlog is its 50% interests in joint ventures.

         During the six months ended June 30, 1995, Levitt showed a net increase of approximately $11,725,000 in various development projects, increasing its inventory and joint venture investments in its single-family home division.

         Selling, mortgage and closing costs decreased as a result of the decrease in the delivery of homes in Levitt Corp.

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

                                       STARRETT CORPORATION
                                       (Registrant)

                                       s/ Paul Milstein
                                       ------------------------------
                                       Paul Milstein - Chairman

                                       s/ Lewis A. Weinfeld
                                       ------------------------------
                                       Lewis A. Weinfeld - Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Accounting Officer)

DATE:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                     Description                      Page No.

EX-11.A              The computation of primary earnings, (6 months).
EX-11.B              The computation of primary earnings, (3 months).
EX-27                Financial Data Schedule