Form 10-Q
period 1995-09-30
STARRETT HOUSING CORP
filed 1995-11-13
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995                  Commission File No. 1-6736


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

Statement of Consolidated Financial Position - September 30, 1995. . . . . . . . 3

Condensed Statement of Consolidated Financial Position -
 December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Common Stockholders' Equity - September 30, 1995
 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Consolidated Operations - For the Nine Months
 ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . 6

Statements of Consolidated Operations - For the Three Months
 ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . 7

Statements of Consolidated Cash Flows - For the Nine Months
 ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . 8

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . 9

Management's Discussion of Financial Condition and

 Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Exhibit A -      Computation of Primary Earnings per Share - For the
                 Nine Months ended September 30, 1995 and 1994 . . . . . . . .  12

Exhibit B -      Computation of Primary Earnings per Share - For the
                 Three Months ended September 30, 1995 and 1994. . . . . . . .  13

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               SEPTEMBER 30, 1995
                                 (In Thousands)
                                   (Unaudited)

ASSETS:
Cash and cash equivalents of $585 . . . . . . . . . . . . . . . . . . . . . . . . .   $   6,891
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,775
Inventory of real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      66,700
Investments in real estate joint ventures . . . . . . . . . . . . . . . . . . . . .       7,434

Property and Equipment-Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,497
Land Held for Investment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,809
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,232
                                                                                       --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $126,338
                                                                                       ========

LIABILITIES AND EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 15,375
 Current portion of long-term obligations . . . . . . . . . . . . . . . . . . . . .      21,104
 Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,267
                                                                                       --------
         Total Liabilities Payable Within One Year  . . . . . . . . . . . . . . . .      46,746

Deferred Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,341
Deferred Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,346
Long-Term Obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,062
                                                                                       --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      76,495
                                                                                       --------
Common Stockholders' Equity
 Common stock-par value, $1.00; authorized, 18,000 shares . . . . . . . . . . . . .       6,566
 Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . .      23,933
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,748
 Pension Liability Adjustment . . . . . . . . . . . . . . . . . . . . . . . . . . .        (814)
 Shares held in treasury-at cost  . . . . . . . . . . . . . . . . . . . . . . . . .      (1,590)
                                                                                       --------
Common Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,843
                                                                                       --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $126,338
                                                                                       ========


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
                                                                                        ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                                September 30,     December 31,
                                                                                   1995              1994
                                                                                -------------     ------------
Common Stock - Par Value, $1.00; Authorized,
18,000,000 shares; Issued, 6,566,402 shares  . . . . . . . . . .                $  6,566           $  6,566

Capital in Excess of Par Value  . . . . . . . . . . . . . . . . .                 23,933             23,933

Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . .                 21,748             19,022

Pension Liability Adjustment  . . . . . . . . . . . . . . . . . .                   (814)              (814)

Less:   Shares Held in Treasury - at cost; 1995, 305,442
         and 1994, 305,427 shares   . . . . . . . . . . . . . . .                 (1,590)            (1,590)
                                                                                 -------            -------
TOTAL COMMON STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .                $49,843            $47,117
                                                                                 =======            =======


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
              For The Nine Months Ended September 30, 1995 and 1994
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                       1995              1994
                                                                     -------            -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $86,487            $88,305
Construction Costs  . . . . . . . . . . . . . . . . . . . . . . .     44,001             48,507
                                                                     -------            -------
Income from Construction Contracts and
 Related Revenues . . . . . . . . . . . . . . . . . . . . . . . .     42,486             39,798

Expenses:
 General and Administrative . . . . . . . . . . . . . . . . . . .     19,671             18,512
 Security Service Labor & Other Costs . . . . . . . . . . . . . .      8,086              7,539
 Selling  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,963              3,649
 Mortgage and Closing Costs . . . . . . . . . . . . . . . . . . .      3,730              3,917
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        329                494
                                                                     -------            -------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .     35,779             34,111
                                                                     -------            -------
Income before Income Taxes  . . . . . . . . . . . . . . . . . . .      6,707              5,687
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .      2,808              2,473
                                                                     -------            -------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,899           $  3,214
                                                                    ========           ========
Earnings per Common Share:

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .62           $    .51
                                                                    ========           ========
Weighted average number of shares . . . . . . . . . . . . . . . .      6,261              6,261
                                                                    ========           ========
Cash Dividends per Share  . . . . . . . . . . . . . . . . . . . .   $  .1875           $  .0625
                                                                    ========           ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
             For The Three Months Ended September 30, 1995 and 1994
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                       1995              1994
                                                                     --------           --------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $32,805            $32,868
Construction Costs  . . . . . . . . . . . . . . . . . . . . . . .      17,054             18,486
                                                                     --------           --------
Income from Construction Contracts and
 Related Revenues . . . . . . . . . . . . . . . . . . . . . . . .      15,751             14,382
                                                                     --------           --------
Expenses:
 General and Administrative . . . . . . . . . . . . . . . . . . .       6,650              6,214
 Security Service Labor and Other Costs . . . . . . . . . . . . .       3,160              2,850
 Selling  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,469              1,298
 Mortgage and Closing Costs . . . . . . . . . . . . . . . . . . .       1,344              1,372
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         111                167
                                                                     --------           --------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,734             11,901
                                                                     --------           --------
Income before Income Taxes  . . . . . . . . . . . . . . . . . . .       3,017              2,481
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,221                993
                                                                     --------           --------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,796            $ 1,488
                                                                     ========           ========
Earnings per Common Share:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   .28            $   .23
                                                                     ========           ========
Weighted average number of shares . . . . . . . . . . . . . . . .       6,261              6,261
                                                                     ========           ========
Cash Dividends per Share  . . . . . . . . . . . . . . . . . . . .     $ .0625            $ .0625
                                                                     ========           ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              For The Nine Months Ended September 30, 1995 and 1994
                                 (In Thousands)
                                   (Unaudited)

                                                                      1995               1994
                                                                    --------           --------
OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,899           $  3,214
Adjustments to Reconcile Income to Net Cash
 Used In Operating Activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . .      2,136              1,703
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . .        776                107
  Equity in (earnings) in Joint Ventures  . . . . . . . . . . . .     (1,774)            (1,736)

  Changes in Operating Assets and Liabilities:
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . .     (1,857)            (3,308)
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .    (14,180)            (1,181)
   Account payable  . . . . . . . . . . . . . . . . . . . . . . .      4,501              1,960
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . .     (5,915)            (2,121)
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .     (1,392)            (1,113)
   Deferred revenues  . . . . . . . . . . . . . . . . . . . . . .       (505)              (420)

Net Cash Used In Operating Activities . . . . . . . . . . . . . .    (14,311)            (2,895)
                                                                    --------            -------
INVESTING ACTIVITIES:
Investment in Real Estate Joint Ventures  . . . . . . . . . . . .     (1,354)            (5,889)
Proceeds from Real Estate Joint Ventures  . . . . . . . . . . . .      2,395              3,399
Investments In And Advances To Partnerships . . . . . . . . . . .        582                 72
U.S. Treasury/Certificates of Deposit . . . . . . . . . . . . . .        304              6,993
Purchase of Property and Equipment  . . . . . . . . . . . . . . .       (991)              (695)
                                                                    --------            -------
Net Cash Provided by Investing Activities . . . . . . . . . . . .        936              3,880
                                                                    --------            -------
FINANCING ACTIVITIES:
Repayment of Long Term Obligations  . . . . . . . . . . . . . . .    (10,189)           (10,042)
Proceeds from Long Term Obligations . . . . . . . . . . . . . . .     13,763              8,790
Payment of Cash Dividends to Common
 Stockholders . . . . . . . . . . . . . . . . . . . . . . . . . .       (782)
                                                                    --------            -------
Net Cash Provided by (Used In) Financing Activities . . . . . . .      2,792             (1,252)
                                                                    --------            -------
Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . .    (10,583)              (267)

Cash and Cash Equivalents Beginning of Period . . . . . . . . . .     17,474             12,171
                                                                    --------            -------
Cash and Cash Equivalents End of Period . . . . . . . . . . . . .   $  6,891            $11,904
                                                                    ========            =======


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements of Starrett Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the nine months ended September 30, 1995 and 1994 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1994 amounts have been reclassified to conform with the 1995 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS COMPARISON OF NINE AND THREE MONTHS
                        ENDED SEPTEMBER 30, 1995 AND 1994

        During the nine and three months ended September 30, 1995, the Company had income from operations of $6,707,000 and $3,017,000 as compared with $5,687,000 and $2,481,000 in 1994, and net income of $3,899,000 or $.62 a share and $1,796,000 or $.28 a share as compared to $3,214,000 or $.51 a share and $1,488,000 or $.23 a share for the same period in 1994.

        The slight decrease in revenues was attributable to a decrease in the number of houses delivered in the Company's single-family homes subsidiary Levitt Corp. This decrease was caused by the timing of project phases under development in Levitt's Puerto Rico region. Levitt's domestic region partially offset the decrease with a significant improvement in the gross profit for the region.

        Levitt's backlog of homes contracted for sale increased from $98,852,000 at September 30, 1994 to $107,619,000 at September 30, 1995. Included in Levitt's sales backlog is its 50% interests in joint ventures.

        During the nine months ended September 30, 1995, Levitt showed a net increase of approximately $13,139,000 in various development projects, increasing its inventory and joint venture investments in its single-family home division.

        The Company's management division, Grenadier Realty Corp., and its construction management division, HRH Construction Corporation, continued to show profits.

        The Company expects that the increased level of profits will continue for the balance of the year.

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

DATE:  November 13, 1995

                                EXHIBIT INDEX
                                -------------


 Exhibit No.                    Description
 -----------                    -----------

Exhibit  11.A       Computation of Primary Earnings per Share

Exhibit  11.B       Computation of Primary Earnings per Share

Exhibit  27         Financial Data Schedule