Form 10-K405
period 1995-12-31
STARRETT CORP /NY/
filed 1996-04-01
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]

For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of recipient's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price on the American Stock Exchange on March 18, 1996: $24,764,000 (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares owned by directors, officers and 5% shareholders of the Registrant; certain of such persons disclaim that they are affiliates of the Registrant.)

Number of shares of Common Stock outstanding at December 31, 1995:  6,566,402

Documents incorporated by reference: Portions of the definitive proxy statement of Registrant in connection with its 1995 Meeting of Shareholders incorporated by reference in Part III.

PART I

Item 1.           Business

                  Starrett Corporation was organized in New York in 1922. Through its subsidiary Levitt Corporation ("Levitt"), the Company engages in the construction and sale of single-family homes and garden apartments in the United States and Puerto Rico. See "Levitt Corporation." Over the years Starrett and its subsidiaries have constructed a wide range of office, industrial, public and institutional buildings, among the most notable being the Empire State Building, the Rockefeller Research Laboratories at Memorial Sloan Kettering Cancer Center, Whitney Museum, Citicorp Center and Chemical Bank World Headquarters, and many well-known residential communities and developments, including Starrett at Spring Creek, Manhattan Park at Roosevelt Island, Trump Tower and the Trump International Hotel in New York City. The Company today is actively engaged in all fields of construction, development, management and technical services.

                  Unless the context otherwise requires, references to the "Company," the "Registrant" or "Starrett" include Starrett Corporation and/or one or more of its subsidiaries.

                  Levitt Corporation

                  Levitt's operations include sales of single family homes and condominium garden apartments, development and sale of rental apartment complexes and mortgage banking.

                  Housing

                  Levitt's residential housing operations are concentrated in Florida and Puerto Rico. In Puerto Rico, Levitt is the largest home builder and has been building on the island since 1960. It's Florida operations were started in 1978 and are currently conducted on Florida's southeast and southwest coasts.

                  During 1994, several new sites were acquired and opened in Florida. These projects are under full development, and have received favorable responses from home-buyers. During 1995, Levitt and a joint venture partner acquired a parcel of land located adjacent to an existing project, which opened for sale in December, 1995. The excellent sales results at the existing site are expected to benefit the new development. Additionally, new properties are under contract for future developments and should provide steady growth for the next several years.

                  Levitt has concentrated its significant Puerto Rico homebuilding activities in the greater San Juan area. In recent years, Puerto Rico operations have provided a major portion of revenue and profits for Levitt. Levitt has a large scale planned unit development called Encantada and several other subdivisions under development in the San Juan metropolitan area which will provide a steady inventory of houses for the next several years.

                  Encantada is planned for approximately 2,600 homes of which more than 1,800 homes have been contracted for sale with over 1,600 deliveries as of February 28, 1996. Both single family homes and garden apartments are offered for sale at various prices in the community. The Company believes that Encantada's success can be attributed to the excellent quality of the community, the housing and the family lifestyle it provides. With approximately 800 more homes to be sold, Encantada, together with the region's other projects, is expected to continue as an important source of revenues and profits for the Company. During 1995, the Company has contracted under option to acquire additional sites for future development.

                  Levitt's business is affected by several factors such as housing affordability, increased land costs, legislative growth restrictions, sewer and water moratoriums, possible changes in the Internal Revenue Code, including changes in Section 936 of the Internal Revenue Code relating to the taxability of corporations doing business in Puerto Rico, and infrastructure requirements.

                  Levitt's backlog of homes contracted for sale at December 31, 1995 was $86,104,000 compared to $80,523,000 at December 31, 1994. Included in
Levitt's sales backlog at December 31, 1995 and 1994 is $41,040,000 and $39,490,000, respectively, which constitutes the full backlog from joint ventures in which Levitt has 50% interests. Backlog consists of units which are under sales contract but where title has not yet passed, and comprises completed and uncompleted houses as well as houses where construction has not yet begun.

                  The following table sets forth information concerning homes contracted for sale (net of cancellations during each period), housing units delivered (construction completed and title passed), and backlog:

Wholly-Owned Projects                                                            Year Ended December 31
- - ---------------------                                                            ----------------------
                                                                        1995               1994              1993
                                                                        ----               ----              ----

                                                                            (000's omitted from dollar amounts)

Homes contracted (net of cancellations)
  for sale during period:
         Units                                                               557              729              626
         Dollar amount (estimated)                                       $96,166         $113,973           $88,089

Homes delivered during period:
         Units                                                               550              714               666
         Revenues                                                        $92,135         $105,260           $89,534

Backlog at end of period:
         Units                                                               254              247               232
         Dollar amount (estimated)                                       $45,064          $41,033           $32,320

Joint Venture Projects
(Reported at 100% of
Joint Venture Backlog)

                                                                             Year Ended December 31
                                                                             ----------------------
                                                                        1995             1994           1993
                                                                        ----             ----           ----

Homes contracted (net of cancellations)
  for sale during period:
         Units                                                               302            241         None
         Dollar amount (estimated)                                       $53,298        $39,490

Homes delivered during period:
         Units                                                               303           None         None
         Revenues                                                        $51,748

Backlog at end of period:
         Units                                                               240            241         None
         Dollar amount (estimated)                                       $41,040        $39,490




                  After the initial contract has been received, contracts for the sale of houses may be canceled at or prior to closing for various reasons, including failure of the buyer to make the remainder of the required contract deposit, or qualify for mortgage financing, or a default by the buyer. Levitt retains the buyer's deposit only if cancellation results from default by the buyer, except in Puerto Rico where under local law Levitt can retain only a portion of the deposit. When computing homes contracted for sale and backlog, Levitt makes no deduction for future cancellations, but nets cancellations as they occur against sales contracts. Levitt generally estimates that of the sales contracts entered into by buyers, approximately 70% have historically resulted in delivered homes. Contracts for sale are not recorded as revenues until the houses have been completed and title delivered.

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

                  Rental Apartment Development

                  During 1991 through 1994, Levitt, in joint venture with an established apartment developer, constructed, leased and sold two rental apartment complexes totaling 424 units. During 1995, a third rental apartment community comprising 200 units was sold. The three rental apartment complexes were sold at a substantial profit. A new fourth site is under contract and is being evaluated for future development.

                  Levitt's current policy is to develop, lease and sell the apartment projects and not hold them for investment. The apartment development program is an integral part of Levitt's business and is anticipated to provide it with a continuous source of income. It is the Company's plan to develop at least one apartment project every eighteen months.

                  Mortgage Banking

                  Levitt Mortgage Corp. ("Mortgage") is a full service mortgage lender that processes and originates loans in Puerto Rico and processes mortgage loans domestically. Fees are earned on mortgage placements and processing. Mortgage is a designated approved direct endorser of FHA loans in Puerto Rico but does not service loans.

                  In Puerto Rico, Mortgage also acts as a mortgage banker for third parties and processes and issues the mortgages it underwrites. These mortgages are sold to investors in accordance with firm purchase commitments with the investors. Mortgages are solicited through four offices in the San Juan area. Mortgage is the sixth largest mortgage banker in Puerto Rico based on mortgage commitments.

                  Starrett's Development Activities

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

                  The Company is proceeding with certain development projects. While the Company has generally been successful in developing such projects, these projects are in various stages of development, and there can be no assurance that any particular project will be completed.

                  Pursuant to a Memorandum of Understanding between the Company and the City of New York, the Company has been designated as the developer of a mixed use project known as Gateway Estates in Brooklyn, New York, currently anticipated to consist of a shopping center, housing and related components. The project is in the plan development stage and requires various government agency approvals. Milstein Properties, in which Paul Milstein, and members of his family are the principal owners, is the Company's 35% joint venture partner in the project.

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

                  On December 14, 1995, a limited partnership in which the Company is a general partner owning a HUD financed housing project on the upper West Side of Manhattan refinanced the project. At the closing, the Company received approximately $3,000,000 most of which represents fees, with the remainder attributable to repayment of sums owed, return of capital, and partnership distributive share of refinancing proceeds.

                  Starrett's Construction Activities

                  Through its HRH Construction Corporation subsidiary ("HRH"), the Company primarily acts as construction manager in the construction of hospital and medical research facilities, institutional, office and residential projects, most of which are located in the New York City Metropolitan area. HRH builds projects either as a construction manager on a cost plus fee basis or a general contractor in which case it assumes the construction risk. The construction management and general contracting fees and other income earned by HRH during 1995, 1994 and 1993 were $8,917,000, $4,278,000 and $4,000,000, respectively. See "Segment Information," page 9.

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

                  HRH's estimated backlog of fees including fees for projects where development work has begun but contracts have not yet been executed, was $16,304,000 at December 31, 1995 as compared to $8,950,000 and $8,151,000 at the end of 1994 and 1993, respectively. HRH is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, as well as, the governmental and institutional sectors.

                  In August 1995 HRH expanded its business into interior work for office buildings, retail stores, hotels, etc., by creating HRH Construction Interiors, Inc. ("HRHI").

                  This type of work is performed under various forms of contract, such as construction management, lump sum, and guaranteed maximum price. HRHI is currently performing construction and renovation work for clients such as Nordstrom Stores, Smith Barney and Gucci.

                  Management Services

                  Grenadier Realty Corp. ("Grenadier") is one of the largest and most diverse full service real estate management firms in the New York metropolitan area. Its management portfolio includes 60 developments containing more than 28,000 housing units. The types of properties include government-assisted housing, low income tax credit developments, high-rise luxury rentals, cooperatives and condominiums. The portfolio also includes in excess of one million square feet of commercial space and 10,000 garage spaces. In 1995, Grenadier was named Property Management Company of the Year in the Assisted Housing Category by the National Association of Home Builders' Multi-Family Council. It is the 20th largest property management firm in the United States based on units under management, and one of the largest managers of affordable housing in the New York City Metropolitan area.


                  Grenadier and its subsidiaries provide a variety of real estate management services, ranging from full service-management to back office services in specific areas such as budgeting and accounting, rent collection, recertification and energy management. Prominent developments in Grenadier's full-service management portfolio include Starrett at Spring Creek in Brooklyn, New York, the nation's largest government-assisted housing development and Manhattan Park, a luxury high-rise development with a 20% affordable housing segment on New York City's Roosevelt Island. Developments that utilize Grenadier's back-office services include the 4,000-unit Parkchester North Condominium Development in the Bronx, New York.

                  In the latter half of 1994, Grenadier entered the field of public housing management when it was named to oversee the Chester Housing Authority (CHA), a distressed housing authority in Chester, Pennsylvania.

                  Grenadier has overseen a complete reorganization of CHA's operations and staff, initiated or restarted long-stalled plans for the modernization and physical rehabilitation of CHA developments, and established programs aimed at encouraging financial independence and social, cultural and intellectual growth among the public housing residents. Based on its success in Chester, Grenadier is now actively pursuing opportunities to provide management or consulting services to a number of other distressed public housing authorities around the United States.

                  Grenadier's subsidiary Security Plus Service Inc. (SPS) provides security services for 55 residential properties and public institutions throughout the New York metropolitan area. Its client portfolio has increased steadily over the last few years. SPS believes that it has established an excellent reputation in the industry by setting stringent standards for recruitment, training and on-the-job supervision. These standards far exceed requirements for security guard companies mandated by the New York Security Guard Act of 1992.

                  Regulation of the Company's Activities

                  The development business and home building industry in which the Company is engaged have, in the last several years, become subject to increased environmental, building, land use, zoning and sales regulations administered by various federal, state and local authorities, which affect construction activities as well as sales activities and other dealings with customers. Additionally, sewer moratoriums have been imposed from time to time in Puerto Rico which have caused delays in the delivery of homes to customers. The Company must obtain for its development and housing activities the approval of numerous governmental authorities which often have wide discretion in such matters. Changes in local circumstances or applicable law may necessitate applications for additional approvals or the modification of existing approvals. Compliance with these regulations has extended the time required to market projects by prolonging the time between the initiation of projects and the commencement and completion of construction. The Company is currently in various stages of securing governmental approvals for its development and homebuilding projects. Delay or inability to obtain all required approvals for a project could have a materially adverse effect on the marketability or profitability of a project.

                  Segment Information

                  The Company's operations consist of (i) the development, management and ownership of real estate properties; (ii) the single-family home and garden apartment business conducted through its Levitt subsidiary; and (iii) the supplying of construction services through its HRH subsidiary. The Company groups its business into these three segments. The following table sets forth the Company's revenues and operating profit attributable to the respective segments of its operations for each of the years 1993 through 1995, and the identifiable assets attributable to the respective segments as at the end of each of those years:

                                                                 (Dollars in Thousands)
                                              Development                                            HRH
                                            Management and                Levitt                 Construction
1995                                           Ownership                Corporation              Corporation
- - ----                                           ---------                -----------              -----------

Revenues                                         $26,647               $102,768                     $8,917
Operating Profit                                   1,533                 10,823                      3,241
Identifiable Assets                               17,373                 95,631                     13,341


1994
- - ----

Revenues                                         $25,635               $111,422                     $4,278
Operating Profit                                   2,575                 10,085                        309
Identifiable Assets                               20,539                 85,423                     10,305


1993
- - ----

Revenues                                         $24,504                $93,678                     $4,000
Operating Profit (loss)                            2,600                  4,257                       (372)
Identifiable Assets                               25,797                 86,300                      8,187




                  Operating profit comprises revenues less operating expenses. In computing operating profit, general corporate expenses and income taxes have not been deducted.

                  There were no individual customers from which the Company derived 10% or more of its revenues in 1993, 1994 or 1995.

                  Competition

                  The construction, development and home building industries in all of the areas in which the Company operates are highly competitive, and the Company competes with major concerns as well as with smaller contractors or builders.

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

                  Employees--Labor Relations

                  The Company directly employed, at December 31, 1995, a total of approximately 1,486 persons. Where the Company has union members working, it believes that it has satisfactory relations with them.

Item 2.           Properties

                  The Company leases 25,000 square feet of space located at 909 Third Avenue in New York City for the construction management and interiors business and its development and corporate offices. The lease for such space, which it occupied in 1973, expires in 1997. The Company also maintains field offices at each of its construction sites.

                  Levitt leases approximately 8,800 square feet of office space which it uses for its executive office and main office for its Florida homebuilding operation in Boca Raton, Florida, and also leases 10,000 square feet of office space in San Juan, Puerto Rico.

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

                                                                                           Has Served as
                                                     Offices and                          an Executive
Name                                Age              Positions Held                       Officer Since
- - ----                                ---              --------------                       -------------
Paul Milstein                       73               Chairman of the                          1994
                                                     Board

Irving R. Fischer                   64               President and Chief                      1977
                                                     Operating Officer

Lewis A. Weinfeld                   53               Executive Vice President,                1974
                                                     Chief Financial Officer

Elliott M. Wiener                   61               Chairman of the Board                    1982
                                                     and Chief Executive Officer
                                                     of Levitt Corporation,
                                                     a subsidiary of the Company

Robert C. Rosenberg                 61               Chairman of the Board and                1976
                                                     Chief Executive Officer
                                                     of Grenadier Realty Corp.,
                                                     a subsidiary of the Company

Frank Ross, Sr.                     62               Chairman of the Board and                1990
                                                     Chief Executive Officer
                                                     of HRH Construction
                                                     Corporation, a subsidiary
                                                     of the Company

                  The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company following the next annual meeting of shareholders, and until the election and qualification of such officer's successor. There is no family relationship between the executive officers listed above, or between such executive officers and directors. All of the executive officers except Paul Milstein and Frank Ross, Sr. have been principally engaged in his present employment for more than five years. Mr. Milstein became Chairman on January 1, 1994, and for more than five years has been active as a real estate developer and investor. Mr. Ross has been employed by HRH since 1976 and has been President of Construction operations for HRH Construction Corporation since 1990.

PART II

Item 5.           Market for the Company's Common Equity and Related
                  Stockholder Matters

                  On March 18, 1996, there were 710 record holders of the Company's common stock and approximately 1460 additional persons whose shares of Common Stock were held in street name. Such common stock is listed on the American Stock Exchange, which is the principal market on which such stock is traded. High and low sales prices on the American Stock Exchange for the Company's common stock during the last two years have been as follows:

                           1996                      High                       Low
                           ----                      ----                       ---

                  First Quarter                      15-1/4                     8


                           1995                      High                       Low
                           ----                      ----                       ---
                  First Quarter                      8                          6-5/8
                  Second Quarter                     10-5/8                     7-7/8
                  Third Quarter                      10-1/2                     8-3/8
                  Fourth Quarter                     8-7/8                      7


                           1994                      High                       Low
                           ----                      ----                       ---

                  First Quarter                      10-1/4                     7-1/4
                  Second Quarter                     8-1/4                      6-1/4
                  Third Quarter                      7-3/4                      6-5/8
                  Fourth Quarter                     8-1/2                      6-1/2


                  The Company established a program of regular annual cash dividends of $.25 per share of common stock, payable $.0625 per quarter.

Item 6.           Selected Financial Data

                      Starrett Corporation and Subsidiaries

                  (Dollars in Thousands Except Per Share Data)

                                     1995             1994              1993             1992              1991
                                     ----             ----              ----             ----              ----

Revenues                           $138,332         $141,335          $122,182         $111,855          $111,089

Income before income
 taxes                               12,377           10,306             4,588            1,045             2,283

Income before
extraordinary item and
cumulative effect of
accounting change                     7,365            6,159             2,140              284             1,384

Extraordinary item                                                                          824

Cumulative effect of
accounting change                                                                         1,287

Net income                            7,365            6,159             2,140            2,395             1,384

Earnings per share:
Income before
extraordinary item
and cumulative effect
of accounting change                   1.18              .98               .34              .04               .21

Extraordinary item                                                                          .13

Cumulative effect of
accounting change                                                                           .20

Net income                             1.18              .98               .34              .37               .21

Total assets                        126,345          116,267           120,284          136,738           150,290

Long-term obligations                34,459           36,066            41,033           32,603            60,922

Common
Stockholders' Equity                 52,138           47,117            41,819           41,139            40,408

Cash dividends
(per share)                             .25             .125              None              .25              None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  1995 Compared to 1994

                  During the year ended December 31, 1995 the Company had income from operations of $12,377,000 compared to $10,306,000 for the year ended December 31, 1994 and net income of $7,365,000 ($1.18 per share) as compared to $6,159,000 ($.98 per share). Earnings per share were based on average shares outstanding of 6,261,000 in 1995 and 1994, respectively.

                  The Company's revenues decreased $3,003,000 compared with the similar period in 1994. This decrease was primarily attributable to Levitt Corporation. Revenues from house sales in the Company's Puerto Rico region decreased significantly as production was disrupted by heavy rain storms and several hurricane warnings. Despite this decrease in revenues, Levitt's operating income increased to $10,823,000 from $10,085,000 in 1994. This increase was the result of significantly higher average net sales prices on homes delivered in the Company's domestic region, the increase in equity earnings from joint ventures, and the expansion of the mortgage banking business in Puerto Rico.

                  Levitt's backlog of homes contracted for sale at December 31, 1995 was $86,104,000 compared to $80,523,000 at December 31, 1994, which includes $41,040,000 and $39,490,000, respectively, which constitutes the full backlog from joint ventures in which Levitt has a 50% interest.

                  Levitt's gross profit from house sales remained steady in 1995, with increases in domestic gross profit margins offset by a modest decrease in Puerto Rico's margins .

                  Mortgage operation costs increased due to the continued expansion of the mortgage operation business both domestically and in Puerto Rico.

                  Interest incurred, real estate taxes, and sales costs incurred in connection with certain properties are capitalized in order to achieve better matching of costs with revenues. Interest incurred on loans was $3,778,000 in 1995 and $3,435,000 in 1994, of which $3,327,000 in 1995 and $2,775,000 in 1994 was capitalized. Amortization of capitalized interest of $3,726,000 in 1995 and $4,941,000 in 1994 was charged to construction costs.

                  HRH Construction continued to operate at a profit while significantly increasing its backlog of fees. HRH's estimated backlog of fees for development work and uncompleted construction in connection with construction projects, including fees for projects where development work has begun but contracts have not yet been executed increased to $16,304,000 at December 31, 1995 as compared to $8,950,000 at December 31, 1994. The increase in backlog of fees is primarily attributable to HRH's expansion of business into interiors work for office buildings, retail stores, hotels, etc., through its subsidiary HRHI. HRH is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, as well as, governmental and institutional sectors.

                  Grenadier continued its steady profitability in 1995 and has expanded its management services to private owners and institutional property owners as well as the public housing sectors.

                  General and administrative expenses increased $2,883,000 in 1995 principally due to the expansion of operations in all segments of the Company's business. The significant increases were attributable to personnel and general office overhead.

                  Security service labor and other costs increased $1,323,000 in 1995 as a result of an increase in the Company's security protection operation.

                  On December 14, 1995, a limited partnership in which the Company is a general partner owning a HUD financed housing project on the Upper West Side of Manhattan refinanced the project. At the closing, the Company received approximately $3,000,000 most of which represents fees, with the remainder attributable to repayment of sums owed, return of capital, and partnership distributive share of refinancing proceeds. The fees earned on this transaction are included in the Company's 1995 earnings.

                  During 1995 the Company wrote down certain investments in partnerships which were previously recorded at cost. The Company contracted for sale, and recorded the loss on sale, of a self-storage mini-warehouse. Inclusive of these losses, the Company recorded approximately $2,200,000 of non-recurring losses during 1995. The Company does not anticipate any additional writedowns of this nature in 1996.

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

                  The Company's revenues increased by $19,153,000 in 1994 compared with the similar period in 1993. This increase was primarily attributable to Levitt Corporation. Levitt's net income increased to $10,085,000 from $4,257,000 in 1993, including income in 1994 from the sale of its interest in a rental apartment project. Levitt's backlog of homes contracted for sale at December 31, 1994 was $80,523,000 compared to $32,320,000 at December 31, 1993.
The December 31, 1994 backlog includes $39,490,000 relating to joint ventures in which Levitt has a 50% interest. Levitt's revenues were greater because of an increase in the number of houses delivered, coupled with a higher average selling price. The increase in the average selling prices are attributable to various factors, including product mix, lot premiums, and sale of optional items.

                  Levitt's gross profit from house sales increased in 1994 as compared to 1993. This increase in gross profit is due to the Florida region's significantly improving domestic gross profit margins, as well as, the Puerto Rico region having an increase in gross profit margin.

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

                  HRH's estimated backlog of fees for development work and uncompleted construction in connection with construction projects, including fees for projects where development work has begun but contracts have not yet been executed, was $8,950,000 at December 31, 1994 as compared to $8,151,000 at the end of 1993. HRH is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, as well as, governmental and institutional sectors.

                  Grenadier continued its steady profitability in 1994 and has expanded its management services to private owners and institutional property owners as well as banks and thrift institutions.

                  Financial Condition and Capital Resources

                  The Company meets its short-term financing needs with cash generated from operations and funds available under several unsecured credit agreements. On January 31, 1996, Levitt satisfied a $14,400,000 unsecured credit facility through a $4,400,000 payment from working capital and a $10,000,000 payment from an unsecured term loan. The new loan requires semi-annual principal payments of $1,000,000 and $1,500,000 in July and January, respectively, through January 2000.

                  Homebuilding Operations

                  The Company generally meets its land acquisition, development and construction needs through mortgage loans and unsecured revolving credit facilities. During March 1996, the Company renewed and extended its $15,000,000 revolving unsecured credit agreement used to finance its Puerto Rico homebuilding operation for an additional year.

                  Mortgage Operations

During 1995 the Company entered into a credit agreement with a Puerto Rico bank to provide an unsecured revolving line of credit of $3,000,000 to finance the working capital needs of the expanding Puerto Rico mortgage banking operation.

                  Development/Construction Management

                  During 1995 the Company entered into a credit agreement with a New York bank to provide a $3,000,000 unsecured line of credit to finance development, construction and other operating activities.

         1995 Cash Flows

                  Cash used in operating activities comprised (1) an increase in receivables of $6,672,000, (2) an increase in inventories of $6,457,000, (3) an increase in other assets of $6,451,000, (4) net adjustments for non-cash items of $866,000, and (5) a net change in other operating assets and liabilities of $1,231,000, offset by net income of $7,365,000.

                  The increase in receivables reflects the continued growth in construction activity. Inventories increased due to the timing of titling homes in Puerto Rico and domestically. The increase in other assets is directly attributable to the expansion of development projects and pre-acquisitioned land costs.

                  Net cash provided by investing activities of $4,376,000 comprised net proceeds from joint ventures of $4,206,000 and other net investing activities of $170,000.

                  Net cash used in financing activities of $312,000 comprised net proceeds from notes and mortgages payable of $1,253,000 offset by dividends paid to stockholders of $1,565,000.

         1994 Cash Flows

                  Cash provided by operating activities comprised (1) net income of $6,159,000, (2) an increase in receivables of $3,194,000, (3) a decrease in inventories of $8,536,000, (4) net adjustments for non-cash items of $1,761,000 and (5) a net change in other operating assets and liabilities of $4,389,000.

                  The increase in receivables resulted from the growth in construction activity. Inventories decreased due to the timing of titling homes both in Puerto Rico and domestically.

                  Net cash used in investing activities of $3,796,000 comprised net investments in joint ventures of $2,949,000 and other net investing activities of $847,000.

                  Net cash used in financing activities of $7,328,000 comprised net principal payments on notes and mortgages payable of $6,937,000 plus dividends paid to stockholders of $391,000.

                  Seasonality

                  The timing of introducing Levitt's new projects to the market, weather conditions in certain of Levitt's regions, and traditional periods of greater customer activity have tended to create seasonal trends in Levitt's residential home building activities. Historically, the number of homes delivered has been greater in the second half of the calendar year.

                  Except as discussed above, management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way.

                  Net Operating Loss Carryforwards

                  At December 31, 1995 the Company had net tax operating loss carryforwards which can be utilized against future taxable income of approximately $8,937,000 expiring in 2005 through 2009. Under current tax laws, if the aggregate voting stock owned by the Company's 5% shareholders increases over the lowest percentage owned by such shareholders during a three-year period by an amount exceeding 50% of Starrett's total voting stock, then Starrett's utilization of the net tax operating loss carryforwards could be limited to an amount per year equal to the market value of all Starrett equity securities multiplied by an adjusted federal long-term interest rate. In general, all non-5% shareholders are treated as a single 5% shareholder for the purpose of such calculations. Such an ownership change might be caused by sales of shares by the Company's shareholders, repurchases of shares by the Company, certain reorganizations, or certain other transactions.

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

Item 8.           Consolidated Financial Statements and Supplementary Data

                  See "Table of Contents to Consolidated Financial Statements and Financial Statement Schedules," page 21.

Item 9.           Disagreements on Accounting and Financial Disclosure

                  None

PART III

                  The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1996 Meeting of Shareholders.

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

Item 13.          Certain Relationships                       "Compensation and
                  and Related Transactions                    Certain Transactions"



PART IV

Item 13.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

                  (a) See the accompanying Table of Contents to Consolidated Financial Statements and Schedules and the accompanying Exhibit Index.

                  (b) Reports on Form 8-K: The Registrant did not file any report on Form 8-K during the quarter ended December 31, 1995.

                                TABLE OF CONTENTS

                      TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                      PAGE
                                                                                                      ----

Independent Auditors' Report......................................................................      22

Statements of Consolidated Financial Position at December 31, 1995 and 1994.......................      23

Statements of Consolidated Operations for the Years Ended December 31, 1995,
 1994 and 1993....................................................................................      24

Statements of Consolidated Stockholders' Equity for the Years Ended
December 31, 1995, 1994 and 1993..................................................................      25

Statements of Consolidated Cash Flows for the Years Ended December 31, 1995,
 1994 and 1993....................................................................................      26

Notes to Consolidated Financial Statements.........................................................  27-41

Financial Statement Schedule of Condensed Financial Information of Registrant at
 December 31, 1995 and 1994 and for the Years Ended December 31, 1995,
 1994 and 1993.....................................................................................  42-43




Financial Statement Schedules, other than that listed above, are omitted because of the absence of the conditions under which they are required, or because the information required therein is set forth in the financial statements or the notes thereto.

                         [DELOITTE & TOUCHE LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
         Starrett Corporation

We have audited the consolidated financial statements and the related financial statement schedule of Starrett Corporation and consolidated subsidiaries, listed in the foregoing table of contents. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its consolidated subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

March 18, 1996

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                           December 31, 1995 and 1994
                                 (In Thousands)

                                                        1995             1994
                                                        ----             ----
ASSETS:
Cash and Cash Equivalents ....................       $  10,762        $  16,816
Receivables ..................................          32,590           25,918
Inventory of Real Estate .....................          59,052           52,332
Investments in Joint Ventures ................           6,527            6,701
Property and Equipment-Net ...................           3,622            3,251
Land Held for Investment .....................           1,734            1,997
Other Assets .................................          12,058            9,252
                                                     ---------        ---------

     Total ...................................       $ 126,345        $ 116,267
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable ...........................       $  11,332        $  10,874
  Current portion of long-term obligations ...           7,387            4,526
  Accrued liabilities ........................          13,326           11,268
                                                     ---------        ---------
     Total Liabilities Payable Within One Year          32,045           26,668
Deferred Income Taxes ........................           6,377            4,565
Other Liabilities ............................           1,326            1,851
Long-Term Obligations ........................          34,459           36,066
                                                     ---------        ---------
     Total ...................................          74,207           69,150
                                                     ---------        ---------

Commitments and Contingencies

Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares .............................           6,566            6,566
  Capital in excess of par value .............          23,933           23,933
  Retained earnings ..........................          24,822           19,022
  Pension liability adjustment ...............          (1,593)            (814)
  Shares held in treasury-at cost ............          (1,590)          (1,590)
                                                     ---------        ---------

Stockholders' Equity .........................          52,138           47,117
                                                     ---------        ---------

     Total ...................................       $ 126,345        $ 116,267
                                                     =========        =========




                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
              For the Years Ended December 31, 1995, 1994 and 1993
                      (In Thousands Except Per Share Data)

                                                                       1995             1994              1993
                                                                       ----             ----              ----

Revenues .....................................................        $138,332         $141,335          $122,182
                                                                      --------         --------          --------

Construction Costs............................................          73,090           82,859            73,015
                                                                      --------         --------          --------
Income from Construction Contracts and
 Related Revenues.............................................          65,242           58,476            49,167
                                                                      --------         --------          --------
Expenses:
 General and Administrative...................................          28,212           25,329            23,951
 Security Service Labor and Other Costs.......................          12,232           10,909             9,438
 Selling......................................................           6,050            5,853             5,725
 Mortgage and Closing Costs...................................           5,920            5,419             4,039
 Interest.....................................................             451              660               880
 Loss from Rental Operations-Net..............................                                                546
                                                                      --------         --------          --------
     Total....................................................          52,865           48,170            44,579
                                                                      --------         --------          --------

Income before Income Taxes....................................          12,377           10,306             4,588
Income Taxes .................................................           5,012            4,147             2,448

Net Income....................................................        $  7,365         $  6,159          $  2,140
                                                                      ========         ========          ========
Earnings per Common Share:

Net Income....................................................        $   1.18         $    .98          $    .34
                                                                      ========         ========          ========

Weighted Average Number of Shares.............................           6,261            6,261             6,356
                                                                      ========         ========          ========

Cash Dividends per Share......................................        $    .25         $   .125              None
                                                                      ========         ========          ========






                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993
                        (In Thousands Except Share Data)

                                                          CAPITAL IN                     PENSION        SHARES           STOCK-
                                               COMMON     EXCESS OF        RETAINED      LIABILITY      HELD IN          HOLDERS'
                                               STOCK      PAR VALUE        EARNINGS      ADJUSTMENT     TREASURY         EQUITY
                                               -----      ---------        --------      ----------     --------         ------

Balance, December 31, 1992
 (6,566,402 common shares
 issued and 167,227 shares
 in Treasury)...............................   $6,566       $23,933        $11,506                      $  (866)         $41,139
Net Income..................................                                 2,140                                         2,140
Pension Liability
 Adjustment.................................                                              $  (736)                          (736)
Purchase of Treasury Shares.................                                                               (724)            (724)
                                               ------       -------        -------        -------       -------          -------

Balance, December 31, 1993
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury)...............................    6,566        23,933         13,646           (736)       (1,590)          41,819
Net Income..................................                                 6,159                                         6,159
Dividends to common
 stockholders ($.125 per share).............                                  (783)                                         (783)
Pension Liability
 Adjustment.................................                                                  (78)                           (78)
                                               ------       -------        -------        -------       -------          -------

Balance, December 31, 1994
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury)...............................    6,566        23,933         19,022           (814)       (1,590)          47,117
Net Income..................................                                 7,365                                         7,365
Dividends to common.........................
 stockholders ($.25 per share)..............                                (1,565)                                       (1,565)
Pension Liability
 Adjustment.................................                                                 (779)                          (779)
                                               ------       -------        -------        -------       -------          -------
Balance, December 31, 1995
 (6,566,402 common shares
 issued and 305,442 shares
 in Treasury)...............................   $6,566       $23,933        $24,822        $(1,593)      $(1,590)         $52,138
                                               ======       =======        =======        =======       =======          =======






                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)


                                                                            1995           1994            1993
                                                                            ----           ----            ----

OPERATING ACTIVITIES:
Net Income .......................................................       $  7,365        $  6,159        $  2,140
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided
 by Operating Activities:
   Depreciation and Amortization .................................          3,086           2,978           3,013
   Deferred Income Taxes .........................................          1,812             519          (1,087)
   Equity in (Earnings) Losses in Joint Ventures .................         (4,032)         (1,736)            595
   Changes in Operating Assets and Liabilities:
     Receivables .................................................         (6,672)         (3,194)          5,088
     Inventories .................................................         (6,457)          8,536           2,444
     Accounts Payable ............................................            458          (1,979)          1,290
     Other Assets ................................................         (6,451)         (1,702)           (854)
     Accrued Liabilities .........................................          1,279            (299)            955
     Deferred Revenue ............................................           (506)           (409)           (708)
                                                                         --------        --------        --------

Net Cash (Used in) Provided by Operating Activities ..............        (10,118)          8,873          12,876
                                                                         --------        --------        --------

INVESTING ACTIVITIES:

Investment in Joint Ventures .....................................         (2,740)         (6,466)         (1,828)
Distributions from Joint Ventures ................................          6,946           3,517              22
Purchase of Property and Equipment ...............................         (1,389)           (853)         (1,002)
Proceeds and Payments Relating to Sale of Rental and
 Property and Equipment, Net .....................................          1,559               6           4,260
                                                                         --------        --------        --------

Net Cash (Used in) Provided by Investing Activities ..............          4,376          (3,796)          1,452
                                                                         --------        --------        --------

FINANCING ACTIVITIES:

Repayment of Long-Term Obligations ...............................        (18,310)        (16,460)        (22,099)
Proceeds from Long-Term Obligations ..............................         19,563           9,523           3,769
Payment of Cash Dividend to Common Stockholders ..................         (1,565)           (391)
Purchase of Treasury Shares ......................................                                           (724)
                                                                         --------        --------        --------

Net Cash Used In Financing Activities ............................           (312)         (7,328)        (19,054)
                                                                         --------        --------        --------

Net (Decrease) in Cash and Cash Equivalents ......................         (6,054)         (2,251)         (4,726)

Cash and Cash Equivalents Beginning of Year ......................         16,816          19,067          23,793
                                                                         --------        --------        --------

Cash and Cash Equivalents End of Year ............................       $ 10,762        $ 16,816        $ 19,067
                                                                         ========        ========        ========







                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The Company:

                  The Company's operations consist of (i) the development, management and ownership of real estate properties principally in the New York City Metropolitan area; (ii) the single-family home and garden apartment business conducted through its Levitt subsidiary in Florida and Puerto Rico; and (iii) the supplying of construction services through its HRH subsidiary principally in the New York City Metropolitan area.

                  Principles of Consolidation:

                  The consolidated financial statements include the accounts of Starrett Corporation and subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

                  Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Fair Value of Financial Instruments:

                  Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated statement of financial position of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

         The following methods and assumptions were used to estimate fair value:

         - The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to their short term nature.

         - The carrying amounts of notes and mortgages payable approximate fair value as the terms of the credit facilities generally require periodic market adjustment of interest rates.

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

                  Land and land development, are accumulated by specific area and allocated proportionately to homes within the respective area. Construction costs are charged to individual homesites based on specific identification.

                  Land Held for Investment:

                  Land parcels for which the Company has no formal plans to develop or sell are classified as land held for investment. Land purchased for investment is carried at cost. Land parcels previously included in inventory of real estate and reclassified to land held for investment are carried at the lower of acquisition cost or fair value at the time of transfer. The carrying value of land held for investment is evaluated for other than temporary declines in value. For the years 1995, 1994 and 1993, no adjustments for other than temporary declines were recorded.

                  Property and Equipment:

                  Property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and betterments which extend useful lives are capitalized.

                  Capitalized Costs:

                  Interest incurred, real estate taxes, and sales costs incurred in connection with certain properties are capitalized in order to achieve better matching of costs with revenues. Interest incurred on loans was $3,778,000 in 1995, $3,435,000 in 1994 and $3,893,000 in
         1993, of which $3,327,000 in 1995, $2,775,000 in 1994 and $2,959,000 in
         1993 was capitalized. Amortization of capitalized interest of $3,789,000 in 1995, $4,941,000 in 1994 and $5,802,000 in 1993 was
         charged to construction costs.

                  Costs related to predevelopment activities associated with the Company's various development projects, such as architect and engineering fees, legal costs, etc., are capitalized to the extent that management believes such costs are recoverable from the estimated earnings of the project.

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

                  Investments in Partnerships and Joint Ventures:

                  Investments in partnerships and joint ventures in which the Company does not have a controlling interest are accounted for at cost and investments in partnerships in which the Company does have a controlling interest are accounted for on the equity method. Under the equity method, the Company's initial investment is recorded at cost and is subsequently adjusted to recognize its share of the earnings or losses. Distributions received reduce the carrying amount of the investment.

                  Cash and Cash Equivalents:

                  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                  Income Taxes:

                  As required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", deferred taxes are provided for the temporary differences between the tax bases of the assets and liabilities and the amounts reported in the financial statements.

                  Recently Issued Accounting Pronouncement:

                  In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", (SFAS 121), which is effective January 1, 1996. This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. SFAS No. 121 will apply to the Company for the year ended December 31, 1996. The Company does not believe that this statement would have had a material effect on its financial position or the results of its operations had it been applied in 1995.

                  Reclassifications:

                  Certain prior year amounts have been reclassified in the financial statements and segment information to conform with the 1995 presentation.

2.       RECEIVABLES

                  Receivables are summarized as follows:

                                                                          1995               1994
                                                                          ----               ----
                                                                           (Dollars in Thousands)

         Accounts.............................................          $ 18,011             $12,787
         Mortgage notes.......................................            11,392               9,893
         Notes................................................             3,663               3,714
                                                                        --------             -------
              Total...........................................            33,066              26,394
         Less allowance for doubtful
          accounts............................................               476                 476
                                                                        --------             -------
              Net.............................................          $ 32,590             $25,918
                                                                        ========             =======

                  It is expected that the receivables at December 31, 1995 as set forth above will be realized as follows: $24,957,000 in 1996, $2,978,000 in 1997, $37,000 in 1998, $41,000 in 1999, $46,000 in 2000
         and $4,531,000 thereafter. At December 31, 1995, approximately $1,600,000 ($1,700,000 at December 31, 1994) of these mortgage notes receivable have been pooled into GNMA certificates, which have been guaranteed by the United States Government. The Company has pledged these mortgage notes as collateral to borrow funds from institutions at interest rates lower than those earned on the mortgage notes receivable and as collateral for GNMA matched payment serial notes (Note 8). The remaining mortgage notes receivable have been originated by the Company under firm commitments for sale to various third parties. The Company receives certain fees for the origination and processing of these mortgages.

                  The mortgage notes receivable, which result primarily from sales of homes in Puerto Rico, are payable in monthly installments and earned interest at stated interest rates which ranged from 6.75% to 9.88% in 1995 and 1994.

3.       INVENTORY OF REAL ESTATE

                  Inventory of real estate is summarized as follows:

                                                                          1995               1994
                                                                          ----               ----
                                                                           (Dollars in Thousands)

         Land and land development costs......................           $43,815             $41,508
         Construction costs - houses..........................            15,237              10,824
                                                                         -------             -------

            Total.............................................           $59,052             $52,332
                                                                         =======             =======

4.       INVESTMENTS IN JOINT VENTURES

                  The Company owns investments in joint ventures that are engaged in homebuilding and development of residential rental apartments. Condensed financial information is as follows:

                             Combined Balance Sheets

                                                           1995           1994
                                                           ----           ----
                                                          (Dollars in Thousands)

         Combined Assets
          Current Assets ..........................       $ 4,104       $ 1,247
          Inventory of real estate ................        32,815        29,281
          Other assets ............................         1,590         1,574
                                                          -------       -------
                                                          $38,509       $32,102
                                                          =======       =======

         Combined Liabilities and Partner's Capital
          Current liabilities .....................       $ 2,709       $ 2,607
          Customer deposits on house sales ........         4,794         3,097
          Mortgage notes payable ..................        20,593        19,070
          Partners' capital accounts ..............        10,413         7,328
                                                          -------       -------
                                                          $38,509       $32,102
                                                          =======       =======


                  During 1995 and 1994, in accordance with the partnership agreements, the Company made capital contributions to the joint ventures in excess of its proportionate ownership interests. The Partnership agreements provide for the Company to receive preferential income and cash distributions until the Company's invested capital is proportionate to its ownership interests.

                        Combined Statements of Operations

                                                1995          1994
                                                ----          ----
                                               (Dollars in Thousands)

         Revenues
          House sales ..................       $51,748
          Sale of rental apartment
           property ....................        15,205       $14,650
          Other Income .................         1,153           425
                                               -------       -------
                                                68,106        15,075

         Cost and Expenses
          Cost of house sales ..........        42,871
          Cost of sale of rental
           apartment property...........        12,570        10,822
          Other expenses ...............         5,048           808
                                               -------       -------
                                                60,489        11,630
                                               -------       -------

         Net Income ....................       $ 7,617       $ 3,445
                                               =======       =======

         The Company's equity in earnings of joint ventures is included in Revenues in the Statements of Consolidated Operations.

         During 1994, the Company's homebuilding joint ventures acquired land, commenced land development and home construction activity. Through December 31, 1994, no homes were delivered and, accordingly, no revenues from house sales were recognized.

         In addition, the Company had an ownership interest in a joint venture that owns a self-storage warehouse in New York. The joint venture had $8,943,000 and $9,138,000 in assets with $8,183,000 and $8,627,000 in liabilities at December 31, 1995 and 1994, respectively. The Company sold the warehouse on March 15, 1996. The loss on sale of the warehouse is included in the Statement of Operations for the year ended December 31, 1995.

5.       PROPERTY AND EQUIPMENT

                  Property and equipment are summarized as follows:

                                                   1995          1994
                                                   ----          ----
                                                  (Dollars in Thousands)

          Machinery and equipment .........       $ 2,103       $ 1,905
          Furniture, fixtures and leasehold
          improvements ....................         9,347         8,586
                                                  -------       -------
              Total .......................        11,450        10,491
         Less accumulated depreciation ....         7,828         7,240
                                                  -------       -------

              Net .........................       $ 3,622       $ 3,251
                                                  =======       =======

6.       OTHER ASSETS

                  Other assets are summarized as follows:

                                               1995           1994
                                               ----           ----
                                              (Dollars in Thousands)
         Investments in and advances to
         partnerships .................       $    52       $ 1,287
         Prepaid development costs ....         4,938         2,704
         Deferred selling costs .......         1,738         2,208
         Preacquisition costs .........         1,751           407
         Other ........................         3,579         2,646
                                              -------       -------

            Total .....................       $12,058       $ 9,252
                                              =======       =======


                  On December 14, 1995, a limited partnership in which the Company is a general partner owning a HUD financed housing project on the upper West Side of Manhattan refinanced the project. At the closing, the Company received approximately $3,000,000 most of which represents fees, with the remainder attributable to repayment of sums owed, return of capital, and partnership distributive share of refinancing proceeds.

7.       INCOME TAXES

                  The Company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of the following:

                                          1995         1994           1993
                                          ----         ----           ----
                                              (Dollars in Thousands)

         Federal taxes:
          Current ...............       $   108
          Deferred ..............         2,272       $   161       $(1,302)
         State and foreign taxes:
          Current ...............         2,568         3,628         3,535
          Deferred ..............            64           358           215
                                        -------       -------       -------

            Total ...............       $ 5,012       $ 4,147       $ 2,448
                                        =======       =======       =======


                  At December 31, 1995 the Company had a net tax operating loss carryforward, which can be utilized against future taxable income, of approximately $8,937,000 expiring in 2005 through 2009. There is no net operating loss carryforward for financial statement reporting purposes.

                  Cash payments for income taxes during the years ended December 31, 1995, 1994 and 1993 were $2,630,000, $5,195,000 and $2,251,000, respectively.

                  The effective tax rate was different from the statutory Federal tax rate for the following reasons:

                                                                     1995              1994             1993
                                                                     ----              ----             ----

         Statutory Federal tax rate............................      34.0%             34.0%            34.0%
         Increase in taxes resulting
          from state and foreign
          taxes, net of Federal tax benefit....................       6.5               6.2             19.3
                                                                      ---               ---             ----

         Effective tax rate....................................      40.5%             40.2%            53.3%
                                                                     ====              ====             ====



                  Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The tax effect of each type of temporary difference that gave rise to the Company's net deferred tax liability is as follows:

                                                                           December 31               December 31
                                                                              1995                      1994
                                                                              ----                      ----
                                                                                    Asset (Liability)
                                                                                     (In Thousands)

         Investments in and sales of limited
          partnership interests..................................           $(11,576)                 $(10,043)
         Net tax operating loss carryforward.....................              3,107                     5,337
         Capitalized interest and overhead.......................               (838)                     (802)
         Alternative minimum tax and other
          miscellaneous Federal tax credits......................              2,712                     2,558
         Deferred selling costs..................................               (831)                   (1,063)
         Pension liability adjustment............................              1,073                       548
         Other...................................................                (24)                   (1,100)
                                                                            --------                 ---------
         Net deferred income tax liability.......................           $ (6,377)                $  (4,565)
                                                                            ========                 =========




                  Total deferred tax assets and liabilities were $10,288,000 and $16,665,000, respectively, at December 31, 1995 and $11,942,000 and
         $16,507,000, respectively, at December 31, 1994. No valuation allowance was required for deferred tax assets.

8.       DEBT

                  Notes, mortgages payable and long-term obligations are summarized as follows:

                                                                                   1995           1994
                                                                                   ----           ----
                                                                                  (Dollars in Thousands)

         Subordinated promissory notes, at a
          rate of 15% per annum, payable 1996
          through 1997 (A) .................................................       $ 2,934       $ 4,400

         Note payable under credit facility
          agreement, 1.3/4% over LIBOR (interest rate
          of 7.5% at December 31, 1995) (B) ................................        14,400        16,400

         Notes payable under credit facility
          agreement, interest rate that approximates
          1% under prime, (interest rate of 7.67% at
          December 31, 1995)(C) ............................................        10,000        14,550

         GNMA matched payments serial notes
          at rates between 9% and 10% with
          remaining maturities up to 20
          years (D) ........................................................         1,571         1,732

         Mortgage notes payable, interest rate of 1%
          over prime (interest rate of 9.5% at
          December 31, 1995) (E) ...........................................         6,000

         Mortgage notes payable, interest rate of 1%
          over prime (interest rate of 9.5% at
          December 31, 1995) (F) ...........................................         3,516         2,212

         Note payable under credit facility agreement,
          interest rate that approximates 1% under
          prime (interest rate of 7.67% at
          December 31, 1995) (G) ...........................................         2,500

         Other mortgage notes payable at interest rates
          between 6.75% and 9.5% due in installments
          through April, 1997 ..............................................           925         1,298
                                                                                   -------       -------

            Total ..........................................................       $41,846       $40,592
                                                                                   =======       =======

         Classified in statements of consolidated
          financial position as:
          Current portion of long-term
           obligations .....................................................       $ 7,387       $ 4,526

          Long-term obligations.....................................       34,459                  36,066
                                                                          -------                 -------

            Total...................................................      $41,846                 $40,592
                                                                          =======                 =======

         (A) On December 31, 1990, the Company redeemed all of its $5.81 cumulative convertible preferred stock and issued to the preferred shareholders six equal subordinated promissory notes in the aggregate principal amount of $8,800,000, maturing 1992 through 1997. The notes bear simple interest at the rate of 15% per annum. In January 1996 the fifth promissory note in the amount of $1,466,667 was paid.

         (B) In January 1996, a subsidiary of the Company repaid this note from proceeds of a $10,000,000 unsecured term note and from working capital. The unsecured term note requires semi-annual principal payments of $1,000,000 and $1,500,000 in July and January, respectively, through January 2000. The term note credit agreement requires the Company to maintain certain financial covenants during the term of the loan.

         (C) In March 1996 the Company renewed its unsecured revolving credit agreement through March 31, 1997 to finance its Puerto Rico homebuilding operations. The credit agreement provides for available loans up to $15,000,000. The credit agreement requires the Company's Puerto Rico subsidiary to maintain certain financial covenants during the term of the agreement. As of December 31, 1995 and 1994, $10,000,000 and $13,000,000 respectively, were outstanding under this facility.

             In June 1994, the previous credit agreement was amended to provide for an additional short-term $7,000,000 secured facility. This facility was secured by certain developed and undeveloped lots. The Company has drawn and repaid $5,000,000 under this facility through December 31, 1995. As of December 31, 1994, $1,550,000 was outstanding under this facility. The facility expires in March 1996.

         (D) On December 31, 1995, the Company had loans totaling $1,600,000 (secured by a pledge of GNMA certificates in the same amount) through the issuance of long-term debentures by a subsidiary of a non-profit community development corporation in Puerto Rico. Both the short-term loans and debentures, which are secured by mortgage notes receivable pooled into GNMA certificates, bear interest at rates lower than the interest rates on such mortgage receivables.

         (E) During 1995, the Company entered into a loan agreement to provide financing for the acquisition and site improvement of property and financing for construction of residential units. The loan agreement provides for advances on a revolving loan basis up to a maximum outstanding balance of $11,250,000 and is secured by a mortgage on the property including all improvements. Principal payments are required as homes are delivered. The loan matures in September 1998.

         (F) During 1994, the Company entered into a loan agreement to provide financing for the acquisition and site improvement of property and financing for construction of residential units. The loan agreement provides for advances on a revolving loan basis up to a maximum outstanding balance of $6,300,000 and is secured by a mortgage on the property including all improvements. Principal payments are required as homes are delivered. The loan matures in April 1998.

         (G) During 1995, the Company entered into a credit agreement to provide an unsecured revolving line of credit of $3,000,000 to finance its Puerto Rico mortgage operations. The credit agreement requires the Company's Puerto Rico subsidiary to maintain certain financial ratios and provides other restrictions. The loan matures in October 1997.

             Notes and mortgages payable were collateralized by real estate and mortgage notes receivable with net carrying values aggregating $33,851,000 and $23,240,000 at December 31, 1995 and 1994,
         respectively.

             Certain of the debt instruments associated with joint ventures require guarantees of the related indebtedness by the Company. At December 31, 1995 and 1994, the Company's guarantees on outstanding joint venture indebtedness were $2,405,000 and $300,000, respectively.

             Debt obligations are scheduled to mature as follows: $7,387,000 in 1996, $16,942,000 in 1997, $2,057,000 in 1998, $12,546,000 in 1999,
         $1,550,000 in 2000 and $1,364,000 thereafter. Certain mortgage notes contain provisions for reducing the principal as individual homes are sold by the Company.

             Interest paid for the years ended December 31, 1995, 1994 and 1993 was $3,722,000, $3,402,000 and $4,321,000, respectively. The weighted average interest rate on the Company's debt was 9.22% and 7.93% for the years ended December 31, 1995 and 1994, respectively.

             As of December 31, 1995, the Company had outstanding letters of credit totalling approximately $140,000 on which there are service charges ranging from 0.5% to 1% on the outstanding balances. The Company in the normal course of business obtains payment and performance bonds and financial security bonds in connection with its construction and development activities.

9.       PENSION PLAN

             The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan (the "Plan") covering employees not represented by a union. The benefits are based on years of service and the employees' compensation over the last five years.

             Effective July 31, 1992, the Board of Directors amended the Plan to freeze accrued benefits for all participants. The Company will continue to fund the Plan as required, including any interest at the assumed average rate of return on Plan assets.

                           As of December 31, 1995, the Plan held equity securities, fixed income securities, life insurance policies and short-term investments. Assumed average future rate of return on Plan assets was 8.75% for the years ended December 31, 1995 and 1994, respectively, and the projected benefit obligation was based on 7.25% and 8.75% assumed discount rates at December 31, 1995 and 1994, respectively.

                           The net periodic pension benefit was $2,000 for the year ended December 31, 1993. The components of net periodic pension cost for the years ended December 31, 1995 and 1994 are as follows:

         Cost component:                                                         1995                1994
                                                                                 ----                ----

                  Interest cost...........................................       $548,000           $601,000
                  Actual return on plan assets............................       (714,000)           124,000
                  Net amortization and deferral...........................        270,000           (584,000)
                                                                                  -------           --------

                  Net periodic pension cost...............................       $104,000           $141,000
                                                                                 ========           ========


                           The following table sets forth the Plan's funded status as of December 31, 1995 and 1994:

                                                                                  1995                   1994
                                                                                  ----                   ----

         Actuarial present value accumulated benefit obligation:
                  Vested..................................................     $8,204,000              $6,376,000
                  Nonvested...............................................         16,000                  46,000
                                                                               ----------              ----------
                     Total................................................     $8,220,000              $6,422,000
                                                                               ==========              ==========

         Projected benefit obligation for service
          rendered to date................................................     $8,220,000              $6,422,000
         Plan assets at fair value........................................      6,197,000               5,250,000
                                                                               ----------              ----------
         Projected benefit obligation in excess
          of plan assets..................................................      2,023,000               1,172,000
         Unrecognized net loss............................................     (2,833,000)             (1,573,000)
         Unrecognized net asset at date of transition.....................        167,000                 211,000
         Additional minimum liability.....................................      2,666,000               1,362,000
                                                                               ----------              ----------

         Accrued pension cost.............................................     $2,023,000              $1,172,000
                                                                               ==========              ==========


                           In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1995 and 1994. A corresponding amount, net of income tax benefit of $548,000 and $525,000 was recorded as a separate reduction to stockholders' equity in 1995 and 1994, respectively.

                           The significant increase in accrued pension cost is directly attributable to the use of a lower discount rate in calculating the projected benefit obligation due to the dramatic drop in interest rates during 1995.

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

10.      SEGMENT INFORMATION

                           The Company's operations consist of (i) the development, management and ownership of real estate properties; (ii) the single-family home and garden apartment business conducted through its Levitt subsidiary; and (iii) the supplying of construction services through its HRH subsidiary. The Company groups its business into these three segments. The following table sets forth the Company's revenues and operating profit attributable to the respective segments of its operations for each of the years 1993 through 1995, and the identifiable assets attributable to the respective segments as at the end of each of those years:


                                 DEVELOPMENT                      HRH
                               MANAGEMENT AND     LEVITT       CONSTRUCTION
                                  OWNERSHIP     CORPORATION    CORPORATION    CONSOLIDATED
                                 ---------      -----------    -----------    ------------

                                                (Dollars in Thousands)

1995
- - ----

Revenues ...................     $ 26,647       $102,768       $  8,917       $138,332
                                 ========       ========       ========       ========

Operating profit (1) .......     $  1,533       $ 10,823       $  3,241       $ 15,597
                                 ========       ========       ========       ========

General corporate expenses..                                                     3,220
                                                                              --------
Income from operations
 before income taxes .......                                                  $ 12,377
                                                                              ========

Identifiable assets ........     $ 17,373       $ 95,631       $ 13,341       $126,345
                                 ========       ========       ========       ========

1994
- - ----

Revenues ..................       $ 25,635       $111,422       $  4,278        $141,335
                                  ========       ========       ========        ========

Operating profit (1) ......       $  2,575       $ 10,085       $    309        $ 12,969
                                  ========       ========       ========        ========

General corporate expenses                                                         2,663
                                                                                --------
Income from operations
 before income taxes ......                                                     $ 10,306
                                                                                --------

Identifiable assets .......       $ 20,539       $ 85,423       $ 10,305        $116,267
                                  ========       ========       ========        ========

1993
- - ----

Revenues ..................       $ 24,504       $ 93,678       $  4,000        $122,182
                                  --------       --------       --------        --------

Operating profit (loss) (1)       $  2,600       $  4,257       $   (372)       $  6,485
                                  --------       --------       --------        --------

General corporate expenses                                                         1,897
                                                                                --------
Income from operations
 before income taxes ......                                                     $  4,588
                                                                                ========

Identifiable assets .......       $ 25,797       $ 86,300       $  8,187        $120,284
                                  ========       ========       ========        ========



(1) Operating profit is comprised of revenues less operating expenses. In computing operating profit, general corporate expenses and income taxes have not been deducted.

(2) There were no customers from which the Company derived more than 10% of its revenues in 1995, 1994 or 1993.

11.       COMMITMENTS AND CONTINGENCIES

                           Roosevelt Island Associates ("RIA"), a partnership in which a Company subsidiary is one of several partners, has provided guaranteed payments to the investor partner. The Company's share of such guarantees is approximately $100,000 each year until 2005, which will be paid by the Company if project cash flow is insufficient to cover these amounts. In connection with this project, the Company also provided cash flow guarantees from which it will be released if the project achieves a certain cash flow level over a specified period of time. The Company believes it has adequately provided for any future obligations under this guarantee.

                           The Company's Levitt subsidiary provides for estimated warranty costs when homes are sold and continuously monitors its warranty exposure and service program.

                           Rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,336,000, $1,133,000 and $1,004,000, respectively.
          At December 31, 1995 the Company and its subsidiaries are committed under long-term leases expiring at various dates through 2000. The minimum rentals are $1,280,000 in 1996, $637,000 in 1997, $557,000 in 1998, $401,000 in 1999, and $210,000 in 2000, or
          an aggregate of $3,085,000.

                           The Company is involved in litigation and claims incident to the normal conduct of its business. Management believes that such litigation and claims will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

12.       QUARTERLY FINANCIAL DATA (Unaudited)

                           The quarterly financial data are set forth below (dollars in thousands, except per share amounts):

                                                              1995           1995           1995           1995          Annual
                                                            March 31       June 30        Sept. 30       Dec. 31         Amount
                                                            --------        -------       --------        -------         ------

Revenues ............................................       $ 30,281       $ 23,401       $ 32,805       $ 51,845       $138,332
Income from construction
 contracts and related revenues .....................         13,379         13,356         15,751         22,756         65,242
Income before income
 taxes ..............................................          1,735          1,955          3,017          5,670         12,377
Net income ..........................................            989          1,114          1,796          3,466          7,365

Earnings per common and
 common equivalent share - Net
 income .............................................       $    .16       $    .18       $    .28       $    .56       $   1.18



                                                              1994           1994           1994           1994           Annual
                                                            March 31        June 30       Sept. 30        Dec. 31         Amount
                                                            --------        -------       --------        -------         ------

Revenues ............................................       $ 27,395       $ 28,042       $ 32,868       $ 53,030       $141,335
Income from construction
 contracts and related revenues .....................         11,980         13,436         14,382         18,678         58,476
Income before income
 taxes ..............................................          1,300          1,906          2,481          4,619         10,306
Net income ..........................................            695          1,031          1,488          2,945          6,159

Earnings per common and
 common equivalent share - Net
 income .............................................       $    .11       $    .17       $    .23       $    .47       $    .98


                           Certain quarterly amounts have been reclassified to conform with the annual presentation.

                                                                    Schedule III

                              STARRETT CORPORATION
                              (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                           December 31, 1995 and 1994
                                 (In Thousands)

                                             1995          1994
                                             ----          ----

Assets:
- - -------

  Cash and cash equivalents .........       $ 2,162       $ 6,137
  Investments in subsidiaries, at
   equity in underlying net assets ..        84,800        77,592
  Other assets ......................         8,689         8,097
                                            -------       -------

          TOTAL .....................       $95,651       $91,826
                                            -------       -------

Liabilities and Stockholders' Equity:

  Liabilities payable within one year       $ 3,682       $ 6,403
  Advances from subsidiaries ........        31,539        30,276
  Deferred income taxes .............         5,499         3,246
  Other liabilities .................         1,326         1,851
  Long-term obligations .............         1,467         2,933
  Stockholders' equity ..............        52,138        47,117
                                            -------       -------

          TOTAL .....................       $95,651       $91,826
                                            =======       =======


                              STARRETT CORPORATION
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)

                                           1995            1994           1993
                                           ----            ----           ----

Revenues ..........................       $ 1,053        $ 1,046        $ 2,035
General and administrative expenses        (3,220)        (2,663)        (1,897)
Other costs .......................          (899)           (33)          (104)
Interest ..........................          (451)          (660)          (880)
Income taxes ......................         1,455          1,111            132
                                          -------        -------        -------
Loss before equity in earnings
 of subsidiaries ..................        (2,062)        (1,199)          (714)
Equity in earnings of subsidiaries          9,427          7,358          2,854
                                          -------        -------        -------

          Net Income ..............       $ 7,365        $ 6,159        $ 2,140
                                          =======        =======        =======

                                                                    Schedule III

                              STARRETT CORPORATION
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                     1995            1994            1993
                                                     ----            ----            ----

OPERATING ACTIVITIES:
Net Income .................................       $  7,365        $  6,159        $  2,140
 Adjustments to Reconcile Net Income to
  Net Cash (Used In) Provided by
  Operating Activities:
 Changes not affecting cash ................         (8,340)         (7,488)         (2,484)

Changes in Operating Assets and Liabilities:
 Liabilities payable within one year .......         (2,333)            228            (995)
 Advances from subsidiaries ................          1,263          (1,242)          2,176
 Other assets ..............................           (592)            106             314
 Other liabilities .........................           (525)         (1,089)           (709)
                                                   --------        --------        --------

Net Cash (Used In) Provided by
 Operating Activities ......................         (3,162)         (3,326)            442
                                                   --------        --------        --------

FINANCING ACTIVITIES:
Payment of Promissory Notes ................         (1,466)         (1,467)         (5,846)
Payment of Cash Dividend to Common
 Stockholders ..............................         (1,565)           (391)
Distributions from subsidiaries ............          2,218                             540
Purchase of Treasury Stock .................                                           (724)
                                                   --------        --------        --------

Net Cash used in Financing Activities ......           (813)         (1,858)         (6,030)
                                                   --------        --------        --------

Net (Decrease) in Cash and
 Cash Equivalents ..........................         (3,975)         (5,184)         (5,588)

Cash and Cash Equivalents Beginning of Year           6,137          11,321          16,909
                                                   --------        --------        --------

Cash and Cash Equivalents End of Year ......       $  2,162        $  6,137        $ 11,321
                                                   ========        ========        ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STARRETT CORPORATION

Date:  March 18, 1996                   By /s/  Paul Milstein
                                           -------------------------------------
                                                Paul Milstein
                                                Chairman of the Board

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 18, 1996                   By /s/  Paul Milstein
                                           -------------------------------------
                                                Paul Milstein, Principal
                                                Director

Date:  March 18, 1996                   By /s/  Lewis A. Weinfeld
                                           -------------------------------------
                                                Lewis A. Weinfeld, Principal
                                                Financial and Accounting Officer

Date:  March 18, 1996                   By /s/  Henry Benach
                                           -------------------------------------
                                                Henry Benach, Director

Date:  March 18, 1996                   By /s/  John Zuccotti
                                           -------------------------------------
                                                John Zuccotti, Director

Date:  March 18, 1996                   By /s/  Robert Berne
                                           -------------------------------------
                                                Robert Berne, Director

Date:  March 18, 1996                   By /s/  Irving Fischer
                                           -------------------------------------
                                                Irving Fischer, Director

Date:  March 18, 1996                   By /s/  Robert C. Rosenberg
                                           -------------------------------------
                                                Robert C. Rosenberg, Director

Date:  March 18, 1996                   By /s/  Elliott M. Wiener
                                           -------------------------------------
                                                Elliott M. Wiener, Director

                              STARRETT CORPORATION

                                    EXHIBITS

                               DECEMBER 31, 1995

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

10(c)(1)      Amended and Restated Agreement, dated as of January 5, 1992, between Henry
              Benach and the Registrant (filed as Exhibit 10(c)(1) to


Exhibit                                                                                            Page
- - -------                                                                                            ----
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

Exhibit                                                                                            Page
- - -------                                                                                            ----
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

10(h)(ii)     First Amendment to Employment Agreement dated as of January 1, 1987 between
              Elliott M. Wiener and Levitt (filed as Exhibit 10(h)(ii) to

Exhibit                                                                                            Page
- - -------                                                                                            ----
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

Exhibit                                                                                            Page
- - -------                                                                                            ----
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

Exhibit                                                                                            Page
- - -------                                                                                            ----
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

Exhibit                                                                                                      Page
- - -------                                                                                                      ----
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

10(l)(vii)    Credit Agreement and Guarantee - Levitt Homes Incorporated,
              Levitt Corporation, Et Al., and Ohio Savings Bank, F.S.B.*                                     54-99

11(a)         Exhibit Setting Forth the Computation of                                                         102
              Primary Earnings Per Share Information.*

11(b)         Exhibit Setting Forth the Computation of                                                         103
              Fully Diluted Earnings Per Share Information.*

22            List of Subsidiaries of the Registrant (filed as Exhibit 22 to Registrant's Form
              10-K for 1987 and incorporated herein by reference).

27            Financial Data Schedule.*                                                                        104

              Note: The Exhibits which have not previously been filed are marked with an asterisk (*).