Form 10-K405/A
period 1995-12-31
STARRETT CORP /NY/
filed 1996-04-29
CIK 93675

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

For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______ to _______

Commission file number 1-6736.

                              STARRETT CORPORATION
             (Exact name of registrant as specified in its charter)

          NEW YORK                                          13-5411123
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)

909 Third Avenue, New York, New York                          10022
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
                                              ---    ---

                              Page 1 of ____ Pages

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

         Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the closing price on the American Stock Exchange ("AMEX") on March 18, 1996: $24,763,545. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, executive officers and 5% shareholders of the Company; certain of such persons disclaim that they are affiliates of the Company.)

         Indicate the number of shares outstanding of each of the Company's classes of common stock as of the latest practicable date:

         6,566,402 shares of Common Stock, par value $1.00 per share, were outstanding as of March 18, 1996

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                    PART III

Item 11.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table includes individual compensation information for services rendered in all capacities during the fiscal years ended December 31, 1995, December 31, 1994 and December 31, 1993 by the chief executive officer and the four other most highly paid executive officers in office on December 31, 1995 whose salary and bonus for the year ended December 31, 1995 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                              All Other
                                                                                              Compensation
                                                                Annual Compensation           ($)
- - - ----------------------------------------------------------------------------------------------------------
Name/Title                                   Year          Salary                Bonus
                                                             ($)                  ($)
- - - ----------------------------------------------------------------------------------------------------------
Irving R. Fischer, President and Chief       1995          300,000              388,928          (2), (3)
Operating Officer                            1994          300,000              321,748
                                             1993          300,000              147,280


Elliott M. Weiner, Chairman of the Board     1995          300,000              304,254
and Chief Executive Officer of Levitt        1994          250,000              300,000
Corporation (1)                              1993          250,000              102,975

Robert C. Rosenberg, Chairman of the         1995          250,000              135,492          (2)
Board and Chief Executive Officer of         1994          200,000              133,942
Grenadier Realty Corp. (1)                   1993          200,000              101,266



Lewis A. Weinfeld, Executive Vice            1995          200,000              129,643          (2)
President, Chief Financial Officer and       1994          180,000              107,000
Secretary                                    1993          160,000               35,000

Frank Ross, Sr., Chairman of the Board       1995          250,000              80,000           (2)
and Chief Executive Officer of HRH           1994          200,000                   0
Construction Corporation (1)                 1993          200,000                   0


(1)      A subsidiary of the Company.

(2) Messrs. Fischer, Rosenberg, Weinfeld and Ross are entitled to benefits under the Company's pension plan. The pension plan was amended effective July 31, 1992, by freezing accrued benefits for all participants. Pensions are payable under such pension plan, upon retirement at age 65 or later, to employees based upon salary levels (average of highest five successive years out of last ten years prior to the aforesaid freeze) and representative years-of-service classifications established on such freeze, based upon Social Security benefits and pension law limitations currently in effect. Benefit amounts are not further reduced by deductions for Social Security benefits or other offset amounts. The credited years of service of Messrs. Fischer, Rosenberg, Weinfeld and Ross under the plan as frozen are 15, 19, 21 and 16 years, respectively. Accordingly, Messrs. Fischer, Rosenberg, Weinfeld and Ross would receive under the plan upon retirement at normal retirement age annual benefits of $47,712, $49,095, $30,432 and $39,349, respectively.

         In light of increasing pension costs and the impact of such costs on the Company's competitive position, effective August 1, 1992, the Board of Directors approved in place of the Company's pension plan a Section 401(k) tax deferred savings plan which covers all employees who have completed at least 1,000 hours of service within the completed twelve-month period, which plan has achieved substantial cost savings and has been well received by the Company's employees.

(3) Mr. Fischer's employment arrangements also have provisions whereby, after any time Mr. Fischer ceases to work full-time for the Company, he would be entitled to consulting payments by the Company at 50% of his base salary during the two-year period of a covenant not to compete.

Compensation of Directors.

         Directors of the Company who are not employees receive directors' fees aggregating $20,000 per annum; Mr. Benach has voluntarily determined not to accept such directors' fees. Mr. Benach's employment arrangements with the Company provided for the Company to pay him, upon the cessation of his employment with the Company, consulting payments of 75% of his base salary for the five-year period following his cessation of employment. Mr. Benach resigned from his position as Chairman of the Board of the Company on December 31, 1993 and accordingly, such payments are now being made by the Company at the rate of $300,000 per annum.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         As of April 4, 1996, the following are the only persons known by the Company to own beneficially (as defined under applicable rules of the Securities and Exchange Commission) more than 5% of its outstanding Common Stock, in each case with the sole power to vote and dispose of the shares unless otherwise noted:

                                           Amount and
                              Title        Nature of                Percent
                              of           Beneficial               of
Name and Address              Class        Ownership                Class
- - - ----------------              -----        ---------                -----
Paul Milstein, Builtland      Common       2,040,105                32.58%
Partners, PIM Holding Co.,    Stock        shares (1)
Bradley Associates,
SVM Holding Co. and
Paul Milstein
1271 Avenue of the Americas
New York, NY

Henry Benach                  Common       689,198                  11.01%
909 Third Avenue              Stock        shares (2)
New York, NY

Cynthia Green Colin and       Common       358,628                  5.73%
The Green Fund, Inc.          Stock        shares (3)
120 Broadway
New York, NY

Oded Aboodi, OEA Partners
and Kadima Partners           Common       387,360                  6.19%
75 Rockefeller Plaza          Stock        shares (4)
New York, NY

Dimension Fund                Common       436,700                  6.97%
    Advisors Inc.             Stock        shares
1299 Ocean Avenue
Santa Monica, CA

- - - --------------------------

(1) According to the Schedules 13D filed with the SEC, as amended, and information subsequently supplied to the Company, the following shareholders have beneficial ownership of the Company's Common Stock as follows:

                  Builtland Partners ("Builtland"), a partnership beneficially owned by members of the Milstein family, owns directly 1,100,000 shares (or 17.6%) of the Company's Common Stock. Paul Milstein beneficially owns 747,477 shares (11.9%) including shares owned by PIM Holding Co. ("PIM") and, together with PIM, may be deemed to be a beneficial owner of shares owned by Builtland and 109,441 shares (1.8%) owned by Bradley Associates ("Bradley"), a partnership beneficially owned by members of the Milstein family. He (with PIM) disclaims beneficial ownership of more than 20% of the shares owned by Builtland or 28% of the shares owned by Bradley and all the shares owned by SVM Holding Co. ("SVM") described below. Seymour Milstein owns beneficially 83,187 shares (1.3%) owned by SVM and, together with SVM, may be deemed to be a beneficial owner of the shares owned by Builtland and Bradley. He (with SVM) disclaims beneficial ownership of more than 20% of the shares owned by Builtland or 28% of the shares owned by Bradley and all of the shares owned by Paul Milstein and PIM. Builtland, PIM, SVM, Paul Milstein and Seymour Milstein (the "Reporting Persons") disclaim beneficial ownership of 42,423 shares (0.7%) owned by the Milstein Family Foundation, Inc., a not-for-profit corporation for which members of the Milstein family serve as officers and directors, and 75,850 shares (1.2%) that are beneficially owned by partners of Builtland who are not Reporting Persons and spouses of partners of Builtland (all of which shares are excluded from the above table).

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

(3) According to the Schedules 13D filed with the SEC, as amended, and information subsequently supplied to the Company, the following shareholders have beneficial ownership of the Company's Common Stock as follows:

                  Cynthia Green Colin owns 3,200 shares. 37,728 shares of the Company's Common Stock are held in various trusts of which Cynthia Green Colin, S. William Green, Evelyn Green Davis and Patricia Green are the trustees (0.6% of the Company's Common Stock). The Green Fund,

                  Inc. (the "Fund"), a New York not-for-profit corporation, owns 322,400 shares (5.1% of the Company's Common Stock).

         According to the Schedules 13D, Cynthia Green Colin and the Fund constitute a "group" and Mr. Green, formerly a member of such group, has terminated his participation therein and does not participate in the decisions of the Fund relating to the voting or disposition of the shares of the Company's Common Stock held by the Fund.

(4) According to the Schedules 13D filed with the SEC, as amended, and information subsequently supplied to the Company, the following shareholders have beneficial ownership of the Company's Common Stock as follows:

                  Oded Aboodi owns 28,600 shares (0.5%) of the Company's Common Stock. OEA Partners ("OEA"), a New Jersey general partnership, owns 50,000 shares (0.8%) of the Company's Common Stock. Kadima Partners ("Kadima"), a Delaware general partnership, owns 308,760 shares (4.9%) of the Company's Common Stock. Oded Aboodi is deemed to beneficially own the shares owned by OEA and Kadima, or 5.7% of the shares of the Company's Common Stock. As a result, Mr. Aboodi is deemed to beneficially own an aggregate of 387,360 shares or 6.19% of the Company's Common Stock.

Security Ownership of Management

         The following table reflects the number of shares of Common Stock of the Company beneficially owned (as defined under the applicable rules of the Securities and Exchange Commission) by all directors and nominees, all named executive officers and all executive officers and directors as a group as of April 4, 1996, in each case with sole power to vote or dispose of the shares unless otherwise noted.

                                                Amount and
                                    Title        Nature of        Percent
                                      of        Beneficial           of
   Name                             Class        Ownership         Class
   ----                             -----        ---------         -----
   Paul Milstein                    Common              (1)         (1)
                                    Stock
   Irving R. Fischer                Common          71,000          1.1%
                                    Stock           shares

   Lewis A. Weinfeld                Common          11,038          0.2%
                                    Stock           shares

   Elliott A. Weiner                Common          25,500          0.4%
                                    Stock           shares

   Robert C. Rosenberg              Common           3,333          0.05%
                                    Stock           shares
   Frank Ross, Sr.                  Common             100          0.002%
                                    Stock           shares

  All executive officers            Common       2,190,076         33.4%
  and directors as a group          Stock           shares
  (including those named
  above)

- - - ---------------------

(1)      See Footnote (1) under Item 12 ("Principal Shareholders"), supra.

ITEM 13.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

         Pursuant to a Memorandum of Understanding between the Company and the City of New York, the Company has been designated as the developer of a mixed use project known as Gateway Estates in Brooklyn, New York, currently anticipated to consist of a shopping center, housing and related components. The project is in the plan development stage and requires various government agency approvals. Paul Milstein is the Company's 35% joint venture partner in the project.

         The Corporation's Levitt subsidiary has leased approximately 8,800 square feet of office space in a building in Boca Raton, Florida, under a lease with a remaining three-year term. The building in which such space is located is owned by a partnership in which certain executives and employees of the Corporation and Levitt have an investment.

         The Corporation's Grenadier Realty Corp. subsidiary manages a building indirectly owned by Paul Milstein and members of his family. Grenadier received a fee of $65,692 for such services during 1995, which was the amount of the fee approved by the New York City Department of Housing, Preservation and Development for that year. Grenadier also provides management services to a project in which Irving Fischer has an indirect .5% general partnership interest; Grenadier received $272,000 for such services during 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STARRETT CORPORATION


                                  By  /s/  Lewis A. Weinfeld
                                     --------------------------------------
                                     Lewis A. Weinfeld, Executive Vice
                                     President, Chief Financial Officer and
                                     Secretary