Form 10-Q
period 1996-03-31
STARRETT CORP /NY/
filed 1996-05-15
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                     Commission File No. 1-6736


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


                        6,566,402 shares of common stock.


                      STARRETT CORPORATION AND SUBSIDIARIES
                      -------------------------------------


                                TABLE OF CONTENTS
                                -----------------




Consolidated Financial Statements:

Statement of Consolidated Financial Position - March 31, 1996...........................................3

Condensed Statement of Consolidated Financial Position -
 December 31, 1995......................................................................................4

Statements of Consolidated Operations - For the Three Months
 ended March 31, 1996 and 1995..........................................................................5

Statements of Consolidated Stockholders' Equity - March 31, 1996
 and December 31, 1995..................................................................................6

Statements of Consolidated Cash Flows - For the Three Months
 ended March 31, 1996 and 1995..........................................................................7

Notes to Consolidated Financial Statements..............................................................8

Management's Discussion of Financial Condition and
 Results of Operations..................................................................................9

Signatures.............................................................................................11

Exhibit A -                Computation of Primary Earnings per Share - For the
                  Three Months ended March 31, 1996 and 1995...........................................12




                                       STARRETT CORPORATION AND SUBSIDIARIES
                                       -------------------------------------
                                   STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                   --------------------------------------------
                                                  MARCH 31, 1996
                                                  (In Thousands)
                                                    (Unaudited)
ASSETS:
Cash and cash equivalents .......................................................        $   8,938
Receivables......................................................................           31,982
Inventory of real estate.........................................................           56,541
Investments in real estate joint ventures........................................            4,638

Property and Equipment-Net.......................................................            3,887
Land Held for Investment.........................................................            1,734
Other Assets.....................................................................           14,262
                                                                                          --------

         Total...................................................................         $121,982
                                                                                          ========

LIABILITIES AND EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable................................................................        $  12,329
 Current portion of long-term obligations........................................            6,881
 Accrued liabilities.............................................................           14,057
                                                                                          --------
         Total Liabilities Payable Within One Year...............................           33,267

Deferred Income taxes............................................................            6,464
Deferred Revenues................................................................            1,326
Long-Term Obligations............................................................           28,010
                                                                                          --------

         Total...................................................................           69,067
                                                                                          --------

Stockholders' Equity
 Common stock-par value, $1.00; authorized, 18,000 shares .......................            6,566
 Capital in excess of par value..................................................           23,933
 Retained earnings...............................................................           25,599
 Pension liability adjustment....................................................           (1,593)
 Shares held in treasury-at cost.................................................           (1,590)
                                                                                          --------

Common Stockholders' Equity......................................................           52,915
                                                                                          --------

         Total...................................................................         $121,982
                                                                                          ========

                 See Notes to Consolidated Financial Statements


                      STARRETT CORPORATION AND SUBSIDIARIES
                      -------------------------------------
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
             ------------------------------------------------------
                                 (In Thousands)
                                   (Unaudited

                                                                                        December 31,
                                                                                           1995
                                                                                      --------------
ASSETS

Cash and Cash Equivalents........................................................       $  10,762

Receivables......................................................................          32,590

Inventory of Real Estate.........................................................          59,052

Investments in Real Estate Joint Ventures........................................           6,527

Other Assets.....................................................................          17,414
                                                                                         ---------

     Total.......................................................................        $126,345
                                                                                         ========


LIABILITIES AND EQUITY

Accounts Payable.................................................................       $  11,332

Other Liabilities................................................................          27,090

Deferred Revenues................................................................           1,326

Long-Term Debt...................................................................          34,459

Common Stockholders' Equity......................................................          52,138
                                                                                         ---------

     Total.......................................................................        $126,345
                                                                                         ========





                 See Notes to Consolidated Financial Statements


                      STARRETT CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                      -------------------------------------
               For The Three Months Ended March 31, 1996 and 1995
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                  1996               1995
                                                                --------          -------

Revenues................................................        $32,761            $30,281
Construction Costs......................................         16,924             16,902
                                                               --------           --------

Income from Construction Contracts and
 Related Revenues.......................................         15,837             13,379
                                                               --------           --------

Expenses:
 General and Administrative.............................          7,928              6,395
 Security Service Labor and Other Costs.................          2,596              2,479
 Selling................................................          1,594              1,452
 Mortgage and Closing Costs.............................          1,597              1,210
 Interest...............................................             72                108
                                                               --------           --------

     Total..............................................         13,787             11,644
                                                               --------           --------

Income before Income Taxes..............................          2,050              1,735
Income Taxes............................................            882                746
                                                               --------           --------

Net Income..............................................       $  1,168           $    989
                                                               ========           ========


Earnings per Common Share:

Net Income...............................................          $.19               $.16
                                                                   ====               ====

Weighted average number of shares........................         6,261              6,261
                                                                  =====              =====

Cash Dividends per Share.................................        $.0625             $.0625
                                                                 ======             ======



                 See Notes to Consolidated Financial Statements


                      STARRETT CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                        (In Thousands Except Share Data)
                                   (Unaudited)
                                                                                  March 31,      December 31,
                                                                                    1996             1995
                                                                                 -----------       ----------
Common Stock - Par Value, $1.00; Authorized
 18,000,000 shares; Issued, 6,566,402 shares                                     $  6,566           $  6,566

Capital in Excess of Par Value.........................................            23,933             23,933

Retained Earnings......................................................            25,599             24,822

Pension Liability Adjustment...........................................            (1,593)            (1,593)

Less:    Shares Held in Treasury - at cost;
         1996, 305,442 and 1995, 305,442
         shares........................................................            (1,590)            (1,590)
                                                                                  -------            -------

STOCKHOLDERS' EQUITY...................................................           $52,915            $52,138
                                                                                  =======            =======





                 See Notes to Consolidated Financial Statements


                      STARRETT CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                      -------------------------------------
               For The Three Months Ended March 31, 1996 and 1995
                                 (In Thousands)
                                   (Unaudited)
                                                                             1996          1995
                                                                            --------      ------
OPERATING ACTIVITIES:
Net Income......................................................            $ 1,168        $    989
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used In) Operating Activities:
  Depreciation and amortization.................................                815             712
  Deferred income taxes.........................................                 87              37
  Equity in earnings in joint ventures..........................               (919)

  Changes in Operating Assets and Liabilities:
   Receivables..................................................                608             271
   Inventories..................................................              2,511          (2,402)
   Account payable..............................................                997          (1,658)
   Other assets.................................................             (2,748)         (1,759)
   Accrued liabilities..........................................                731             979
   Deferred revenues............................................                                (39)
                                                                           ---------        --------

Net Cash Provided by (Used In) Operating Activitie                            3,250          (2,870)
                                                                           ---------        --------

INVESTING ACTIVITIES:
Investment in Joint Ventures....................................                               (801)
Distributions From Joint Ventures...............................              2,810             145
Purchase of Property and Equipment..............................               (538)           (157)
                                                                           ---------        --------

Net Cash Provided by (Used In) Investing Activities                           2,272            (813)
                                                                           ---------        --------

FINANCING ACTIVITIES:
Repayment of Long Term Obligations..............................            (21,994)         (6,371)
Proceeds from Long Term Obligations.............................             15,039           2,571
Payment of Cash Dividends to Common
 Stockholders...................................................               (391)           (391)
                                                                           ---------        --------

Net Cash Used In Financing Activities...........................             (7,346)         (4,191)
                                                                           ---------        --------

Net Decrease in Cash and Cash Equivalents                                    (1,824)         (7,874)

Cash and Cash Equivalents Beginning of Period                                10,762          16,950
                                                                           ---------        --------

Cash and Cash Equivalents End of Period.........................            $ 8,938         $ 9,076
                                                                           ========         ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     The accompanying consolidated financial statements of Starrett Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the three months ended March 31, 1996 and 1995 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1995 amounts have been reclassified to conform with the 1996 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
          -------------------------------------------------------------
                                   OPERATIONS
                                   ----------
            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995
            --------------------------------------------------------


     During the three months ended March 31, 1996 the Company had income from operations of $2,050,000 as compared with $1,735,000 in 1995, and net income of $1,168,000 or $.19 a share for the three months ended March 31, 1996 as compared with $989,000 or $.16 a share for the similar period in 1995.

     The increase in income was primarily attributable to Levitt Corporation's operations.

     Levitt's backlog of homes contracted for sale increased from $78,900,000 at March 31, 1995 to $95,772,000 at March 31, 1996. Included in Levitt's sales backlog is its 50% interests in joint ventures.

     HRH Construction Corporation reported an increase in operating income, offset by a rise in general and administrative expenses relating to the Company's expansion in the interior construction field.

     Mortgage and closing costs increased reflecting the expansion of Levitt's mortgage banking operations.


Financial Condition and Capital Resources

     The Company meets it short-term financing needs with cash generated from operations and funds available under several unsecured credit agreements. On January 31, 1996, Levitt satisfied a $14,400,000 unsecured credit facility through a $4,400,000 payment from working captial and a $10,000,000 payment from an unsecured term loan. The new loan requires semi-annual principal payments of $1,000,000 and $1,500,000 in July and January, respectively, through January 2000.


Housebuilding Operations

    The Company generally meets its land acquisition, development and construction needs through mortgage loans and unsecured revolving credit facilities. During March 1996, the Company renewed and extended its $15,000,000 revolving unsecured credit agreement used to finance its Puerto Rico homebuilding operation for an additional three years.


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

1996 Cash Flow

     Net cash provided by operating activities comprised net income of $1,168,000 and a decrease in inventories of $2,511,000, offset by an increase in other assets of $2,748,000, net adjustments for non-cash items of $17,000, and a net change in other operating assets and liabilities of $2,336,000.

     The decrease in inventories is due to the timing of titling homes in Puerto Rico and domestically. The increase in other assets is attributable to the expansion of development projects.

     Net cash provided by investing activities comprised distributions from joint ventures of $2,810,000, offset by other net investing activities of $538,000.

     Net cash used in financing activities comprised net principal payments on notes and mortgages payable of $6,955,000 plus dividends paid to stockholders of $391,000.


Seasonality

     The timing of introducing Levitt's new projects to the market, weather conditions in certain of Levitt's regions, and traditional periods of greater customer activitiy have tended to create seasonal trends in Levitt's residential home building activities. Historically, the number of homes delivered has been greater in the second half of the calender year.

     Except as discussed above, management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            STARRETT CORPORATION
                                                 (Registrant)



                                           s/ Paul Milstein
                                          -------------------------------------
                                           Paul Milstein - Chairman




                                           s/ Lewis A. Weinfeld
                                          --------------------------------------
                                           Lewis A. Weinfeld - Executive Vice
                                           President and Chief Financial Officer



DATE:             May 15, 1996


                                                                      EXHIBIT A
                      STARRETT CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                ------------------------------------------------
                         EARNINGS PER SHARE INFORMATION
                         ------------------------------
                     (In Thousands Except Per Share Amounts)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ------------------
                                                                      1996           1995
                                                                    -------        -------


Weighted average number of shares outstanding during
 the period.......................................................   6,261           6,261
                                                                     =====           =====



Net Income........................................................  $1,168            $989
                                                                    ======            ====



Primary earnings per share:

     Net Income...................................................    $.19            $.16
                                                                      ====            ====



               EXHIBIT INDEX

Exhibit No.             Description
- - ----------              -----------

   27                   Financial Data Schedule