Form 10-Q
period 1996-06-30
STARRETT CORP /NY/
filed 1996-08-13
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                       Commission File No. 1-6736

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

                        6,566,402 shares of common stock.

                      STARRETT CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                            PAGE

Consolidated Financial Statements:

Statement of Consolidated Financial Position - June 30, 1996..................3

Statement of Consolidated Financial Position -
 December 31, 1995............................................................4

Statements of Consolidated Operations - For the Six Months
 ended June 30, 1996 and 1995.................................................5

Statements of Consolidated Operations - For the Three Months
 ended June 30, 1996 and 1995.................................................6

Statements of Consolidated Stockholders' Equity - June 30, 1996
 and December 31, 1995........................................................7

Statements of Consolidated Cash Flows - For the Six Months
 ended June 30, 1996 and 1995.................................................8

Notes to Consolidated Financial Statements....................................9

Management's Discussion of Financial Condition and
 Results of Operations.......................................................10

Signatures...................................................................12

Exhibit A -       Computation of Primary Earnings per Share - For the
                  Six Months ended June 30, 1996 and 1995....................13

Exhibit B -       Computation of Primary Earnings per Share - For the
                  Three Months ended June 30, 1996 and 1995..................14

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  JUNE 30, 1996
                                 (In Thousands)
                                   (Unaudited)

ASSETS:
Cash and Cash Equivalents .......................................     $   3,775
Receivables .....................................................        39,119
Inventory of Real Estate ........................................        86,056
Investments in Joint Ventures ...................................         4,499
Property and Equipment-Net ......................................         4,099
Land Held for Investment ........................................         1,697
Other Assets ....................................................        15,382
                                                                      ---------

         Total ..................................................     $ 154,627
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable ...............................................     $  23,039
 Current portion of long-term obligations .......................         7,064
 Accrued liabilities ............................................        12,015
                                                                      ---------
         Total Liabilities Payable Within One Year ..............        42,118

Deferred Income taxes ...........................................         7,079
Other Liabilities ...............................................         1,326
Long-Term Obligations ...........................................        48,330
                                                                      ---------

         Total ..................................................        98,853
                                                                      ---------

Committments and Contingencies


Minority Interest ...............................................         1,885
                                                                      ---------

Stockholders' Equity
 Common stock-par value, $1.00; authorized,
  18,000 shares .................................................         6,566
 Capital in excess of par value .................................        23,933
 Retained earnings ..............................................        26,573
 Pension liability adjustment ...................................        (1,593)
 Shares held in treasury-at cost ................................        (1,590)
                                                                      ---------

Stockholders' Equity ............................................        53,889
                                                                      ---------

         Total ..................................................     $ 154,627
                                                                      =========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                DECEMBER 31, 1995
                                 (In Thousands)


ASSETS:
Cash and Cash Equivalents .......................................     $  10,762
Receivables .....................................................        32,590
Inventory of Real Estate ........................................        59,052
Investments in Joint Ventures ...................................         6,527
Property and Equipment-Net ......................................         3,622
Land Held for Investment ........................................         1,734
Other Assets ....................................................        12,058
                                                                      ---------

     Total ......................................................     $ 126,345
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable ..............................................     $  11,332
  Current portion of long-term obligations ......................         7,387
  Accrued liabilities ...........................................        13,326
                                                                      ---------
     Total Liabilities Payable Within One Year ..................        32,045

Deferred Income Taxes ...........................................         6,377
Other Liabilities ...............................................         1,326
Long-Term Obligations ...........................................        34,459
                                                                      ---------

     Total ......................................................        74,207
                                                                      ---------

Commitments and Contingencies

Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares ................................................         6,566
  Capital in excess of par value ................................        23,933
  Retained earnings .............................................        24,822
  Pension liability adjustment ..................................        (1,593)
  Shares held in treasury-at cost ...............................        (1,590)
                                                                      ---------

Stockholders' Equity ............................................        52,138
                                                                      ---------

     Total ......................................................     $ 126,345
                                                                      =========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                 For The Six Months Ended June 30, 1996 and 1995
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                            1996          1995
                                                           -------       -------
Revenues .............................................     $65,142       $53,682
Construction Costs ...................................      33,014        26,947
                                                           -------       -------

Income from Construction Contracts and
 Related Revenues ....................................      32,128        26,735
                                                           -------       -------

Expenses:
 General and Administrative ..........................      15,753        13,021
 Security Service Labor and Other Cost ...............       5,611         4,926
 Selling .............................................       2,850         2,494
 Mortgage and Closing Costs ..........................       3,208         2,386
 Interest ............................................         176           218
                                                           -------       -------

     Total ...........................................      27,598        23,045
                                                           -------       -------

Income before Income Taxes ...........................       4,530         3,690
Income Taxes .........................................       1,996         1,587
                                                           -------       -------

Net Income ...........................................     $ 2,534       $ 2,103
                                                           =======       =======

Earnings per Common Share:

Net Income ...........................................     $   .40       $   .34
                                                           =======       =======

Weighted average number of shares ....................       6,261         6,261
                                                           =======       =======

Cash Dividends per Share .............................     $  .125       $  .125
                                                           =======       =======


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                For The Three Months Ended June 30, 1996 and 1995
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                             1996          1995
                                                           -------       -------
Revenues ..............................................    $32,381       $23,401
Construction Costs ....................................     16,090        10,045
                                                           -------       -------

Income from Construction Contracts and
 Related Revenues .....................................     16,291        13,356
                                                           -------       -------

Expenses:
 General and Administrative ...........................      7,825         6,626
 Security Service Labor and Other Cost ................      3,015         2,447
 Selling ..............................................      1,256         1,042
 Mortgage and Closing Costs ...........................      1,611         1,176
 Interest .............................................        104           110
                                                           -------       -------

     Total ............................................     13,811        11,401
                                                           -------       -------

Income before Income Taxes ............................      2,480         1,955
Income Taxes ..........................................      1,114           841
                                                           -------       -------

Net Income ............................................    $ 1,366       $ 1,114
                                                           =======       =======

Earnings per Common Share:

Net Income ............................................    $   .22       $   .18
                                                           =======       =======

Weighted average number of shares .....................      6,261         6,261
                                                           =======       =======

Cash Dividends per Share ..............................    $ .0625       $ .0625
                                                           =======       =======


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                         June 30,    December 31,
                                                           1996          1995
                                                         --------    ------------
Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,402 shares .......     $  6,566      $  6,566

Capital in Excess of Par Value .....................       23,933        23,933

Retained Earnings ..................................       26,573        24,822

Pension Liability Adjustment .......................       (1,593)       (1,593)

Less:    Shares Held in Treasury - at cost;
         1996 and 1995, 305,442 shares .............       (1,590)       (1,590)
                                                         --------      --------

TOTAL COMMON STOCKHOLDERS' EQUITY ..................     $ 53,889      $ 52,138
                                                         ========      ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                 For The Six Months Ended June 30, 1996 and 1995
                                 (In Thousands)
                                   (Unaudited)

                                                              1996        1995
                                                           --------    --------
OPERATING ACTIVITIES:
Net income ............................................    $  2,534    $  2,103
Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation and amortization .......................       1,323       1,330
  Deferred income taxes ...............................         702         369
  Equity in earnings in joint ventures ................      (1,615)       (847)

  Changes in operating assets and liabilities:
   Receivables ........................................      (6,529)        976
   Inventories ........................................     (26,967)    (11,059)
   Accounts payable ...................................      11,707       6,772
   Other assets .......................................      (4,182)     (3,140)
   Accrued liabilities ................................      (1,703)     (1,922)
   Deferred revenues ..................................        (959)
                                                           --------    --------

Net cash used in operating activities .................     (24,730)     (6,377)
                                                           --------    --------

INVESTING ACTIVITIES:
Investment in joint ventures ..........................      (1,015)     (1,217)
Proceeds from joint ventures ..........................       4,658         551
Investments in and advances to partnerships ...........          80         233
Purchase of property and equipment ....................      (1,022)       (682)
                                                           --------    --------

Net cash provided by (used in) investing activities ...       2,701      (1,115)
                                                           --------    --------

FINANCING ACTIVITIES:
Repayment of long term obligations ....................     (23,692)     (7,180)
Proceeds from long term obligations ...................      37,240       7,242
Proceeds from minority interest .......................       1,885
Payment of cash dividends to common
 stockholders .........................................        (391)       (783)
                                                           --------    --------

Net cash provided by (used in) financing activities ...      15,042        (721)
                                                           --------    --------

Decrease in cash and cash equivalents .................      (6,987)     (8,213)

Cash and cash equivalents beginning of period .........      10,762      17,474
                                                           --------    --------

Cash and cash equivalents end of period ...............    $  3,775    $  9,261
                                                           ========    ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of Starrett Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the six months ended June 30, 1996 and 1995 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1995 amounts have been reclassified to conform with the 1996 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
         COMPARISON OF SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         During the six and three months ended June 30, 1996, the Company had income from operations of $4,530,000 and $2,480,000 as compared with $3,690,000 and $1,955,000 in 1995, and net income of $2,534,000 or $.40 a share and $1,366,000 or $.22 a share as compared to $2,103,000 or $.34 a share and $1,114,000 or $.18 a share for the similar periods in 1995.

         The increase in income was primarily attributable to Levitt Corporation's operations.

         For the three months ended June 30, 1996, revenues increased by $8,980,000 due to significantly higher deliveries in Levitt's Puerto Rico region, offset by lower average selling prices resulting from a change in product mix. Despite an increase in gross profit from house sales, the gross profit percentage decreased as newer projects are realizing lower gross profit margins.

         Levitt's backlog of homes contracted for sale was $91,400,000 at June 30, 1996 as compared to $90,442,000 at June 30, 1995. Included in Levitt's sales backlog is its 50% interests in joint ventures.

         HRH Construction Corporation reported an increase in operating revenues, offset by a rise in general and administrative expenses relating to the Company's expansion in the interior construction field.

         Costs and expenses increased during the six and three months ended June 30, 1996 reflecting the increased level of operations discussed above.

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

         Development/Construction Management

         During 1995 and 1996 the Company entered into a credit agreement with a New York bank to provide a $4,500,000 unsecured line of credit to finance development, construction and other operating activities.

         1996 Cash Flow

         Net cash used in operating activities comprised net income of $2,534,000 and net adjustments for non-cash items of $410,000, offset by an increase in inventories of $26,967,000 and a net change in other operating assets and liabilities of $707,000.

         The increase in inventories is due to Levitt's investment in various development projects, increasing its inventory in its single-family home division.

         Net cash provided by investing activities comprised distributions from joint ventures of $4,658,000, offset by other net investing activities of $1,957,000.

         Net cash provided by financing activities comprised net principal borrowings on notes and mortgages payable of $13,548,000 plus proceeds from minority interests of $1,885,000, offset by dividends paid to stockholders of $391,000.

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







                                       STARRETT CORPORATION
                                       (Registrant)





                                       /s/ Paul Milstein
                                       -------------------------------------
                                       Paul Milstein - Chairman





                                       /s/ Lewis A. Weinfeld
                                       -------------------------------------
                                       Lewis A. Weinfeld - Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Accounting Officer)


DATE:  August 13, 1996

                                                                       EXHIBIT A

                      STARRETT CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                     (In Thousands Except Per Share Amounts)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -----------------
                                                                1996       1995
                                                              -------     ------
Weighted average number of shares outstanding during
 the period .............................................       6,261      6,261
                                                              =======     ======


Net Income ..............................................     $ 2,534     $2,103
                                                              =======     ======


Primary earnings per share:

     Net Income .........................................     $   .40     $  .34
                                                              =======     ======

                                                                       EXHIBIT B

                      STARRETT CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                     (In Thousands Except Per Share Amounts)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                1996       1995
                                                              -------     ------
Weighted average number of shares outstanding during
 the period .............................................       6,261      6,261
                                                              =======     ======


Net Income ..............................................     $ 1,366     $1,114
                                                              =======     ======

Primary earnings per share:

     Net Income .........................................     $   .22     $  .18
                                                              =======     ======