Form 10-K/A
period 1995-12-31
STARRETT CORP /NY/
filed 1996-11-07
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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

                                Page 1 of 3 Pages

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Starrett Corporation
New York, New York

We have audited the consolidated financial statements and the related financial statement schedule of Starrett Corporation and consolidated subsidiaries, listed in the foregoing table of contents. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its consolidated subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 18, 1996
New York, New York


                                Page 2 of 3 Pages

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STARRETT CORPORATION


                                    By /s/ Lewis A. Weinfeld
                                    -----------------------------------------
                                       Lewis A. Weinfeld, Executive Vice
                                       President, Chief Financial Officer and
                                       Secretary

                                       November 5, 1996
                                    -----------------------------------------
                                    Date


                                Page 3 of 3 Pages