Form 10-Q
period 1996-09-30
STARRETT CORP /NY/
filed 1996-11-14
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996                  Commission File No. 1-6736


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


                        6,566,402 shares of common stock.

                      STARRETT CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                       PAGE


Consolidated Financial Statements:

Statement of Consolidated Financial Position - September 30, 1996.........3

Statement of Consolidated Financial Position - December 31, 1995..........4

Statements of Consolidated Operations - For the Nine Months
 ended September 30, 1996 and 1995........................................5

Statements of Consolidated Operations - For the Three Months
 ended September 30, 1996 and 1995........................................6

Statements of Consolidated Stockholders' Equity - September 30, 1996
 and December 31, 1995....................................................7

Statements of Consolidated Cash Flows - For the Nine Months
 ended September 30, 1996 and 1995........................................8

Notes to Consolidated Financial Statements................................9

Management's Discussion of Financial Condition and
 Results of Operations...................................................10

Signatures...............................................................12

Exhibit A -       Computation of Primary Earnings per Share - For the
                  Nine Months ended September 30, 1996 and 1995..........13

Exhibit B -       Computation of Primary Earnings per Share - For the
                  Three Months ended September 30, 1996 and 1995.........14

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               SEPTEMBER 30, 1996
                                 (In Thousands)
                                   (Unaudited)

ASSETS:
Cash and Cash Equivalents ........................       $   7,060
Receivables ......................................          45,973
Inventory of Real Estate .........................          95,325
Investments in Joint Ventures ....................           5,246
Property and Equipment-Net .......................           3,985
Land Held for Investment .........................           1,697
Other Assets .....................................          15,830
                                                         ---------

         Total ...................................       $ 175,116
                                                         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable ................................       $  35,697
 Current portion of long-term obligations ........           7,426
 Accrued liabilities .............................          12,034
                                                         ---------
         Total Liabilities Payable Within One Year          55,157

Deferred Income taxes ............................           7,606
Other Liabilities ................................           1,326
Long-Term Obligations ............................          54,132
                                                         ---------

         Total ...................................         118,221
                                                         ---------

Commitments and Contingencies

Minority Interest ................................           1,885
                                                         ---------

Stockholders' Equity
 Common stock-par value, $1.00; authorized,
  18,000 shares ..................................           6,566
 Capital in excess of par value ..................          23,933
 Retained earnings ...............................          27,694
 Pension liability adjustment ....................          (1,593)
 Shares held in treasury-at cost .................          (1,590)
                                                         ---------

Stockholders' Equity .............................          55,010
                                                         ---------

         Total ...................................       $ 175,116
                                                         =========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                DECEMBER 31, 1995
                                 (In Thousands)

ASSETS:
Cash and Cash Equivalents ....................       $  10,762
Receivables ..................................          32,590
Inventory of Real Estate .....................          59,052
Investments in Joint Ventures ................           6,527
Property and Equipment-Net ...................           3,622
Land Held for Investment .....................           1,734
Other Assets .................................          12,058
                                                     ---------

     Total ...................................       $ 126,345
                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable ...........................       $  11,332
  Current portion of long-term obligations ...           7,387
  Accrued liabilities ........................          13,326
                                                     ---------
     Total Liabilities Payable Within One Year          32,045

Deferred Income Taxes ........................           6,377
Other Liabilities ............................           1,326
Long-Term Obligations ........................          34,459
                                                     ---------

     Total ...................................          74,207
                                                     ---------

Commitments and Contingencies

Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares .............................           6,566
  Capital in excess of par value .............          23,933
  Retained earnings ..........................          24,822
  Pension liability adjustment ...............          (1,593)
  Shares held in treasury-at cost ............          (1,590)
                                                     ---------

Stockholders' Equity .........................          52,138
                                                     ---------

     Total ...................................       $ 126,345
                                                     =========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
              For The Nine Months Ended September 30, 1996 and 1995
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                              1996          1995
                                             -------       -------
Revenues .............................       $93,535       $84,713
Equity in Earnings of Joint Ventures .         2,501         1,774
                                             -------       -------

     Total Revenues ..................        96,036        86,487

Construction Costs ...................        47,775        44,001
                                             -------       -------

Income from Construction Contracts and
 Related Revenues ....................        48,261        42,486
                                             -------       -------

Expenses:
 General and Administrative ..........        23,498        19,671
 Security Service Labor & Other Costs          8,274         8,086
 Selling .............................         4,081         3,963
 Mortgage and Closing Costs ..........         4,789         3,730
 Interest ............................           289           329
                                             -------       -------

     Total ...........................        40,931        35,779
                                             -------       -------

Income before Income Taxes ...........         7,330         6,707
Income Taxes .........................         3,284         2,808
                                             -------       -------

Net Income ...........................       $ 4,046       $ 3,899
                                             =======       =======

Earnings per Common Share:

Net Income ...........................       $   .65       $   .62
                                             =======       =======

Weighted average number of shares ....         6,261         6,261
                                             =======       =======

Cash Dividends per Share .............       $ .1875       $ .1875
                                             =======       =======








                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
             For The Three Months Ended September 30, 1996 and 1995
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                              1996          1995
                                             -------       -------
Revenues .............................       $30,008       $31,878
Equity in Earnings of Joint Ventures .           886           927
                                             -------       -------

     Total Revenues ..................        30,894        32,805

Construction Costs ...................        14,761        17,054
                                             -------       -------

Income from Construction Contracts and
 Related Revenues ....................        16,133        15,751
                                             -------       -------

Expenses:
 General and Administrative ..........         7,745         6,650
 Security Service Labor & Other Costs          2,663         3,160
 Selling .............................         1,231         1,469
 Mortgage and Closing Costs ..........         1,581         1,344
 Interest ............................           113           111
                                             -------       -------

     Total ...........................        13,333        12,734
                                             -------       -------

Income before Income Taxes ...........         2,800         3,017
Income Taxes .........................         1,288         1,221
                                             -------       -------

Net Income ...........................       $ 1,512       $ 1,796
                                             =======       =======

Earnings per Common Share:

Net Income ...........................       $   .25       $   .28
                                             =======       =======

Weighted average number of shares ....         6,261         6,261
                                             =======       =======

Cash Dividends per Share .............       $ .0625       $ .0625
                                             =======       =======




                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                   September 30,   December 31,
                                                      1996            1995
                                                    --------        --------
Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,402 shares        $  6,566        $  6,566

Capital in Excess of Par Value ..............         23,933          23,933

Retained Earnings ...........................         27,694          24,822

Pension Liability Adjustment ................         (1,593)         (1,593)

Less: Shares Held in Treasury - at cost; 1996
      and 1995, 305,442 shares ..............         (1,590)         (1,590)
                                                    --------        --------

TOTAL STOCKHOLDERS' EQUITY ..................       $ 55,010        $ 52,138
                                                    ========        ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              For The Nine Months Ended September 30, 1996 and 1995
                                 (In Thousands)
                                   (Unaudited)

                                                        1996            1995
                                                      --------        --------
OPERATING ACTIVITIES:
Net income ....................................       $  4,046        $  3,899
Adjustments to reconcile net income to net cash
 Used in operating activities:
  Depreciation and amortization ...............          1,757           2,136
  Deferred income taxes .......................          1,229             776
  Equity in earnings of joint ventures ........         (2,501)         (1,774)

  Changes in operating assets and liabilities:
   Receivables ................................        (13,383)         (1,857)
   Inventories ................................        (36,236)        (14,180)
   Accounts payable ...........................         24,365           4,501
   Other assets ...............................         (4,798)         (5,915)
   Accrued liabilities ........................         (1,683)         (1,392)
   Deferred revenues ..........................           (505)
                                                      --------        --------

Net cash used in operating activities .........        (27,204)        (14,311)
                                                      --------        --------

INVESTING ACTIVITIES:
Investments in joint ventures .................         (1,401)         (1,354)
Distributions from joint ventures .............          5,183           2,395
Distributions from partnerships - net .........             83             582
Purchase of property and equipment ............         (1,177)           (991)
                                                      --------        --------

Net cash provided by investing activities .....          2,688             632
                                                      --------        --------

FINANCING ACTIVITIES:
Repayment of long term obligations ............        (27,915)        (10,189)
Proceeds from long term obligations ...........         47,627          13,763
Proceeds from minority interest ...............          1,885
Payment of cash dividends to common
 stockholders .................................           (783)           (782)
                                                      --------        --------

Net cash provided by financing activities .....         20,814           2,792
                                                      --------        --------

Net decrease in cash and cash equivalents .....         (3,702)        (10,887)

Cash and cash equivalents beginning of period .         10,762          17,778
                                                      --------        --------

Cash and cash equivalents end of period .......       $  7,060        $  6,891
                                                      ========        ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The accompanying consolidated financial statements of Starrett Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the nine months ended September 30, 1996 and 1995 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1995 amounts have been reclassified to conform with the 1996 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS COMPARISON OF NINE AND THREE MONTHS
                        ENDED SEPTEMBER 30, 1996 AND 1995

         During the nine and three months ended September 30, 1996, the Company had income from operations of $7,330,000 and $2,800,000 as compared to $6,707,000 and $3,017,000 in 1995, and net income of $4,046,000 or $.65 a share and $1,512,000 or $.25 a share as compared to $3,899,000 or $.62 a share and $1,796,000 or $.28 a share for the similar periods in 1995.

         For the nine months ended September 30, 1996, revenues increased by $9,549,000 due to higher deliveries in both Levitt's Florida and Puerto Rico regions, offset by lower average selling prices in the Florida region resulting from a change in product mix. The Company has invested and actively participates in several home-building joint ventures in the Florida region which continue to perform well.

         Revenues and profits were marginally lower for the three months ended September 30, 1996 as compared to the same period in 1995 due to lower deliveries in Levitt's Puerto Rico region caused by bad weather conditions.

         General and administrative expenses increased by $3,827,000 for the nine months ended September 30, 1996, primarily due to the expansion of HRH Construction into the interior construction and renovation field. The significant increases were attributable to personnel and general office overhead. The addition of this new business has significantly increased HRH's backlog of construction management fees.

         Mortgage operation costs increased due to the continued growth of the mortgage operation business both domestically and in Puerto Rico.

         Levitt's backlog of homes contracted for sale was $105,723,000 at September 30, 1996 as compared to $107,619,000 at September 30, 1995. Included in Levitt's sales backlog is its 50% interests in joint ventures.

         During the nine months ended September 30, 1996, Levitt showed a net increase of $36,236,000 in various development projects, increasing its inventory in its single-family home division.

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

         Homebuilding Operations

         The Company generally meets its land acquisition, development and construction needs through mortgage loans and unsecured revolving credit facilities. During March 1996, the Company renewed and extended its $15,000,000 revolving unsecured credit agreement used to finance its Puerto Rico homebuilding operation for an additional three years. In August 1996 the credit agreement was modified to increase the line of credit to $21,000,000. The additional $6,000,000 line of credit is secured by mortgage notes on property located in Puerto Rico.

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

         1996 Cash Flow

         Net cash used in operating activities comprised net income of $4,046,000, net adjustments for non-cash items of $485,000 plus a net change in other operating assets and liabilities of $4,501,000, offset by an increase in inventories of $36,236,000

         The increase in inventories is due to Levitt's investment in various development projects, increasing its inventory in its single-family home division.

         Net cash provided by investing activities comprised net distributions from joint ventures of $3,782,000, offset by other net investing activities of $1,094,000.

         Net cash provided by financing activities comprised net principal borrowings on notes and mortgages payable of $19,712,000 plus proceeds from minority interests of $1,885,000, offset by dividends paid to stockholders of $783,000.

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



                                          STARRETT CORPORATION
                                              (Registrant)




                                          s/ Paul Milstein
                                          --------------------------------------
                                          Paul Milstein - Chairman




                                          s/ Lewis A. Weinfeld
                                          --------------------------------------
                                          Lewis A. Weinfeld - Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Accounting Officer)


DATE:  November 13, 1996