Form 10-K/A
period 1995-12-31
STARRETT CORP /NY/
filed 1996-12-02
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A-3

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

                                TABLE OF CONTENTS

                      TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                 PAGE
Independent Auditors' Report...................................................................     19

Statements of Consolidated Financial Position at December 31, 1995 and 1994....................     20

Statements of Consolidated Operations for the Years Ended December 31, 1995,

 1994 and 1993.................................................................................     21

Statements of Consolidated Stockholders' Equity for the Years Ended

December 31, 1995, 1994 and 1993...............................................................     22

Statements of Consolidated Cash Flows for the Years Ended December 31, 1995,

 1994 and 1993.................................................................................     23

Notes to Consolidated Financial Statements.....................................................  24-38

Financial Statement Schedule of Condensed Financial Information of Registrant at
 December 31, 1995 and 1994 and for the Years Ended December 31, 1995,

 1994 and 1993.................................................................................  39-40


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

Deloitte & Touche LLP

March 18, 1996
New York, New York

                      STARRETT CORPORATION AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                           December 31, 1995 and 1994
                                 (In Thousands)


                                                                                   1995                    1994

                                                                                   ----                    ----
ASSETS:
Cash and Cash Equivalents ................................................       $ 10,762                $ 16,816
Receivables       ........................................................         32,590                  25,918
Inventory of Real Estate..................................................         59,052                  52,332
Investments in Joint Ventures.............................................          6,527                   6,701
Property and Equipment-Net................................................          3,622                   3,251
Land Held for Investment..................................................          1,734                   1,997
Other Assets .............................................................         12,058                   9,252
                                                                                 --------                --------
     Total................................................................       $126,345                $116,267
                                                                                 ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
Payable Within One Year:

  Accounts payable........................................................       $ 11,332                $ 10,874
  Current portion of long-term obligations ...............................          7,387                   4,526
  Accrued liabilities.....................................................         13,326                  11,268
                                                                                 --------                --------
     Total Liabilities Payable Within One Year............................         32,045                  26,668

Deferred Income Taxes ....................................................          6,377                   4,565
Other Liabilities  .......................................................          1,326                   1,851
Long-Term Obligations ....................................................         34,459                  36,066
                                                                                 --------               ---------
     Total................................................................         74,207                  69,150
                                                                                 --------               ---------

Commitments and Contingencies

Stockholders' Equity:

  Common stock-par value, $1.00; authorized,
   18,000 shares..........................................................          6,566                   6,566
  Capital in excess of par value..........................................         23,933                  23,933
  Retained earnings.......................................................         24,822                  19,022
  Pension liability adjustment............................................         (1,593)                   (814)
  Shares held in treasury-at cost.........................................         (1,590)                 (1,590)
                                                                                 ---------              ---------
Stockholders' Equity......................................................         52,138                  47,117
                                                                                 --------               ---------
     Total................................................................       $126,345               $ 116,267
                                                                                 ========               =========






                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS

              For the Years Ended December 31, 1995, 1994 and 1993
                      (In Thousands Except Per Share Data)

                                                1995           1994           1993
                                              --------       --------       --------
Revenues ..............................       $138,332       $141,335       $122,182
                                              --------       --------       --------

Construction Costs ....................         73,090         82,859         73,015
                                              --------       --------       --------

Income from Construction Contracts and

 Related Revenues .....................         65,242         58,476         49,167
                                              --------       --------       --------
Expenses:

 General and Administrative ...........         28,212         25,329         23,951
 Security Service Labor and Other Costs         12,232         10,909          9,438
 Selling ..............................          6,050          5,853          5,725
 Mortgage and Closing Costs ...........          5,920          5,419          4,039
 Interest .............................            451            660            880
 Loss from Rental Operations-Net ......            546
                                              --------       --------       --------

     Total ............................         52,865         48,170         44,579
                                              --------       --------       --------

Income before Income Taxes ............         12,377         10,306          4,588
Income Taxes ..........................          5,012          4,147          2,448
                                              --------       --------       --------

Net Income ............................       $  7,365       $  6,159       $  2,140
                                              ========       ========       ========

Earnings per Common Share:

Net Income ............................       $   1.18       $    .98       $    .34
                                              ========       ========       ========

Weighted Average Number of Shares .....          6,261          6,261          6,356
                                              ========       ========       ========

Cash Dividends per Share ..............       $    .25       $   .125           None
                                              ========       ========       ========

                 See Notes to Consolidated Financial Statements

                    STARRETT CORPORATION AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1995, 1994 and 1993
                        (In Thousands Except Share Data)


                                                        CAPITAL IN                      PENSION         SHARES          STOCK-
                                              COMMON    EXCESS OF       RETAINED        LIABILITY       HELD IN         HOLDERS'
                                              STOCK     PAR VALUE       EARNINGS        ADJUSTMENT      TREASURY        EQUITY
                                              ------    ----------      --------        ----------      --------        --------
Balance, December 31, 1992
 (6,566,402 common shares
 issued and 167,227 shares
 in Treasury)...............................   $6,566       $23,933        $11,506                        $(866)         $41,139
Net Income..................................                                 2,140                                         2,140
Pension Liability
 Adjustment.................................                                                $(736)                          (736)
Purchase of Treasury Shares.................                                                               (724)            (724)
                                               ------       -------        -------        -------       -------          -------

Balance, December 31, 1993
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury)...............................    6,566        23,933         13,646           (736)       (1,590)          41,819
Net Income..................................                                 6,159                                         6,159
Dividends to common
 stockholders ($.125 per share).............                                  (783)                                         (783)
Pension Liability
 Adjustment.................................                                                  (78)                           (78)
                                               ------       -------        -------        -------       -------          -------

Balance, December 31, 1994
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury)...............................    6,566        23,933         19,022           (814)       (1,590)          47,117
Net Income..................................                                 7,365                                         7,365
Dividends to common
 stockholders ($.25 per share)..............                                (1,565)                                       (1,565)
Pension Liability
 Adjustment.................................                                                 (779)                          (779)
                                               ------       -------        -------           -----      -------          -------

Balance, December 31, 1995
 (6,566,402 common shares
 issued and 305,442 shares
 in Treasury)...............................   $6,566       $23,933        $24,822        $(1,593)      $(1,590)         $52,138
                                               ======       =======        =======        =======       =======          =======








                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

              For the Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)


                                                                            1995            1994           1993
                                                                          -------         -------         ------
OPERATING ACTIVITIES:

Net Income .......................................................       $  7,365        $  6,159        $  2,140
Adjustments to Reconcile Net Income to Net Cash (Used In)
 Provided by Operating Activities:
   Depreciation and Amortization .................................          3,086           2,978           3,013
   Deferred Income Taxes .........................................          1,812             519          (1,087)
   Equity in (Earnings) Losses in Joint Ventures .................         (4,032)         (1,736)            595
   Changes in Operating Assets and Liabilities:
     Receivables .................................................         (6,672)         (3,194)          5,088
     Inventories .................................................         (6,457)          8,536           2,444
     Accounts Payable ............................................            458          (1,979)          1,290
     Other Assets ................................................         (6,451)         (1,702)           (854)
     Accrued Liabilities .........................................          1,279            (299)            955
     Deferred Revenue ............................................           (506)           (409)           (708)
                                                                         --------        --------        --------

Net Cash (Used in) Provided by Operating Activities ..............        (10,118)          8,873          12,876
                                                                         --------        --------        --------

INVESTING ACTIVITIES:

Investment in Joint Ventures .....................................         (2,740)         (6,466)         (1,828)
Distributions from Joint Ventures ................................          6,946           3,517              22
Purchase of Property and Equipment ...............................         (1,389)           (853)         (1,002)
Proceeds and Payments Relating to Sale of Rental and
 Property and Equipment, Net .....................................          1,559               6           4,260
                                                                         --------        --------        --------

Net Cash (Used in) Provided by Investing Activities ..............          4,376          (3,796)          1,452
                                                                         --------        --------        --------

FINANCING ACTIVITIES:

Repayment of Long-Term Obligations ...............................        (18,310)        (16,460)        (22,099)
Proceeds from Long-Term Obligations ..............................         19,563           9,523           3,769
Payment of Cash Dividend to Common Stockholders ..................         (1,565)           (391)
Purchase of Treasury Shares ......................................           (724)
                                                                         --------        --------        --------

Net Cash Used In Financing Activities ............................           (312)         (7,328)        (19,054)
                                                                         --------        --------        --------

Net (Decrease) in Cash and Cash Equivalents ......................         (6,054)         (2,251)         (4,726)

Cash and Cash Equivalents Beginning of Year ......................         16,816          19,067          23,793
                                                                         --------        --------        --------

Cash and Cash Equivalents End of Year ............................       $ 10,762        $ 16,816        $ 19,067
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

                  Reclassifications:

                  Certain prior year amounts have been reclassified in the financial statements and segment information to conform with the 1995 presentation.

    2.   RECEIVABLES

                  Receivables are summarized as follows:


                                                                                  1995               1994
                                                                                --------           ------
                                                                                  (Dollars in Thousands)
         Accounts.............................................                  $ 18,011             $12,787
         Mortgage notes.......................................                    11,392               9,893
         Notes................................................                     3,663               3,714
                                                                               ---------            --------
              Total...........................................                    33,066              26,394
         Less allowance for doubtful
          accounts............................................                       476                 476
                                                                               ---------           ---------
              Net.............................................                  $ 32,590             $25,918
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

3.       INVENTORY OF REAL ESTATE

                  Inventory of real estate is summarized as follows:


                                                                       1995          1994
                                                                     --------       ------
                                                                      (Dollars in Thousands)

         Land and land development costs......................        $43,815       $41,508
         Construction costs - houses..........................         15,237        10,824
                                                                      -------      --------
            Total.............................................        $59,052       $52,332
                                                                      =======       =======



4.       INVESTMENTS IN JOINT VENTURES

                  The Company owns investments in joint ventures that are engaged in homebuilding and development of residential rental apartments. Condensed financial information is as follows:

                                  Combined Balance Sheets


                                                                       1995          1994
                                                                     --------       -------
                                                                     (Dollars in Thousands)
         Combined Assets
          Current Assets ......................................       $ 4,104       $ 1,247
          Inventory of real estate ............................        32,815        29,281
          Other assets ........................................         1,590         1,574
                                                                      -------       -------
                                                                      $38,509       $32,102
                                                                      =======       =======
         Combined Liabilities and Partner's Capital
          Current liabilities ................................        $ 2,709       $ 2,607
          Customer deposits on house sales ...................          4,794         3,097
          Mortgage notes payable .............................         20,593        19,070
          Partners' capital accounts .........................         10,413         7,328
                                                                      -------       -------
                                                                      $38,509       $32,102
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

                        Combined Statements of Operations


                                                                      1995                1994
                                                                    --------             -------
                                                                       (Dollars in Thousands)
        Revenues
         House sales .........................................       $51,748
         Sale of rental apartment property                            15,205             $14,650
         Other Income ........................................         1,153                 425
                                                                     -------             -------
                                                                      68,106              15,075
        Cost and Expenses
         Cost of house sales .................................        42,871
         Cost of sale of rental apartment
         property ............................................        12,570              10,822
         Other expenses ......................................         5,048                 808
                                                                     -------             -------
                                                                      60,489              11,630
                                                                     -------             -------

        Net Income ...........................................       $ 7,617             $ 3,445
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

5.       PROPERTY AND EQUIPMENT

                  Property and equipment are summarized as follows:


                                                                        1995                1994
                                                                      --------             ------
                                                                         (Dollars in Thousands)
         Machinery and equipment.............................           $2,103               1,905
         Furniture, fixtures and leasehold
         improvements........................................            9,347               8,586
                                                                       -------             -------
             Total...........................................           11,450              10,491
         Less accumulated depreciation.......................            7,828               7,240
                                                                       -------             -------
             Net.............................................           $3,622              $3,251
                                                                        ======              ======

6.       OTHER ASSETS

                  Other assets are summarized as follows:


                                                         1995          1994
                                                       -------       -------
                                                        (Dollars in Thousands)
         Investments in and advances to
         partnerships ...........................       $    52       $ 1,287
         Prepaid development costs ..............         4,938         2,704
         Deferred selling costs .................         1,738         2,208
         Preacquisition costs ...................         1,751           407
         Other ..................................         3,579         2,646
                                                        -------       -------

            Total ...............................       $12,058       $ 9,252
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

7.       INCOME TAXES

                  The Company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of the following:


                                         1995          1994           1993
                                        ------        ------          -----
                                                (Dollars in Thousands)
         Federal taxes:
          Current ...............       $   108
          Deferred ..............         2,272       $   161       $(1,302)
         State and foreign taxes:

          Current ...............         2,568         3,628         3,535
          Deferred ..............            64           358           215
                                        -------       -------       -------

            Total ...............       $ 5,012       $ 4,147       $ 2,448
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

                  The effective tax rate was different from the statutory Federal tax rate for the following reasons:


                                            1995          1994          1993
                                           ------        ------        ------
Statutory Federal tax rate .......           34.0%         34.0%         34.0%
Increase in taxes resulting
 from state and foreign taxes,
 net of Federal tax benefit.......            6.5           6.2          19.3
                                           ------        ------        ------
Effective tax rate ...............           40.5%         40.2%         53.3%
                                           ======        ======        ======



          Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The tax effect of each type of temporary difference that gave rise to the Company's net deferred tax liability is as follows:


                                           December 31    December 31
                                              1995            1994
                                             -------         ------
                                                  Asset (Liability)
                                                  (In Thousands)
Investments in and sales of limited
 partnership interests ............       $(11,576)       $(10,043)
Net tax operating loss carryforward          3,107           5,337
Capitalized interest and overhead .           (838)           (802)
Alternative minimum tax and other
 miscellaneous Federal tax credits           2,712           2,558
Deferred selling costs ............           (831)         (1,063)
Pension liability adjustment ......          1,073             548
Other .............................            (24)         (1,100)
                                          --------        --------
Net deferred income tax liability .       $ (6,377)       $ (4,565)
                                          ========        ========



           Total deferred tax assets and liabilities were $10,288,000 and $16,665,000, respectively, at December 31, 1995 and $11,942,000 and
  $16,507,000, respectively, at December 31, 1994. No valuation allowance was required for deferred tax assets.

8.       DEBT

                  Notes, mortgages payable and long-term obligations are summarized as follows:


                                                              1995           1994
                                                             -------        ------
                                                            (Dollars in Thousands)
        Subordinated promissory notes, at a
         rate of 15% per annum, payable 1996
         through 1997 (A) ............................       $ 2,934       $ 4,400
        Note payable under credit facility
         agreement, 1.3/4% over LIBOR (interest rate
         of 7.5% at December 31, 1995) (B) ...........        14,400        16,400
        Notes payable under credit facility
         agreement, interest rate that approximates
         1% under prime, (interest rate of 7.67% at
         December 31, 1995)(C) .......................        10,000        14,550
        GNMA matched payments serial notes
         at rates between 9% and 10% with
         remaining maturities up to 20
         years (D) ...................................         1,571         1,732
        Mortgage notes payable, interest rate of 1%
         over prime (interest rate of 9.5% at
         December 31, 1995) (E) ......................         6,000
        Mortgage notes payable, interest rate of 1%
         over prime (interest rate of 9.5% at
         December 31, 1995) (F) ......................         3,516         2,212
        Note payable under credit facility agreement,
         interest rate that approximates 1% under
         prime (interest rate of 7.67% at
         December 31, 1995) (G) ......................         2,500
        Other mortgage notes payable at interest rates
         between 6.75% and 9.5% due in installments
         through April, 1997 .........................           925         1,298
                                                             -------       -------
           Total .....................................       $41,846       $40,592
                                                             =======       =======

        Classified in statements of consolidated
         financial position as:
         Current portion of long-term
          obligations ................................       $ 7,387       $ 4,526
         Long-term obligations .......................        34,459        36,066
                                                             -------       -------
           Total .....................................       $41,846       $40,592
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

                           Debt obligations are scheduled to mature as follows:
         $7,387,000 in 1996, $16,942,000 in 1997, $12,057,000 in 1998,
         $2,546,000 in 1999, $1,550,000 in 2000 and $1,364,000 thereafter.
         Certain mortgage notes contain provisions for reducing the principal as individual homes are sold by the Company.

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

                           The net periodic pension benefit was $2,000 for the year ended December 31, 1993. The components of net periodic pension cost for the years ended December 31, 1995 and 1994 are as follows:


        Cost component:                        1995            1994
                                            ---------         -------
        Interest cost ...............       $ 548,000        $ 601,000
        Actual return on plan assets         (714,000)         124,000
        Net amortization and deferral         270,000         (584,000)
                                            ---------        ---------
        Net periodic pension cost ...       $ 104,000        $ 141,000
                                            =========        =========

                           The following table sets forth the Plan's funded status as of December 31, 1995 and 1994:


                                                      1995                1994
                                                   ---------            -------
Actuarial present value accumulated
 benefit obligation:
         Vested ............................       $ 8,204,000        $ 6,376,000
         Nonvested .........................            16,000             46,000
                                                   -----------        -----------
            Total ..........................       $ 8,220,000        $ 6,422,000
                                                   ===========        ===========

Projected benefit obligation for service
 rendered to date ..........................       $ 8,220,000        $ 6,422,000
Plan assets at fair value ..................         6,197,000          5,250,000
                                                   -----------        -----------
Projected benefit obligation in excess
 of plan assets ............................         2,023,000          1,172,000
Unrecognized net loss ......................        (2,833,000)        (1,573,000)
Unrecognized net asset at date of transition           167,000            211,000
Additional minimum liability ...............         2,666,000          1,362,000
                                                   -----------        -----------
Accrued pension cost .......................       $ 2,023,000        $ 1,172,000
                                                   ===========        ===========



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


                                DEVELOPMENT                       HRH
                                MANAGEMENT AND     LEVITT        CONSTRUCTION
                                  OWNERSHIP      CORPORATION     CORPORATION      CONSOLIDATED
                                --------------   -----------     ------------     ------------
                                                  (Dollars in Thousands)
1995

Revenues ....................     $ 26,647       $102,768       $  8,917        $138,332
                                  ========       ========       ========        ========

Operating profit (1) ........     $  1,533       $ 10,823       $  3,241        $ 15,597
                                  ========       ========       ========        ========

General corporate expenses...                                                      3,220
                                                                                --------
Income from operations

 before income taxes ........                                                   $ 12,377
                                                                                ========

Identifiable assets .........     $ 17,373       $ 95,631       $ 13,341        $126,345
                                  ========       ========       ========        ========

1994

Revenues ....................     $ 25,635       $111,422       $  4,278        $141,335
                                  ========       ========       ========        ========

Operating profit (1) ........     $  2,575       $ 10,085       $    309        $ 12,969
                                  ========       ========       ========        ========

General corporate expenses...                                                      2,663
                                                                                --------
Income from operations
 before income taxes ........                                                   $ 10,306
                                                                                ========

Identifiable assets .........     $ 20,539       $ 85,423       $ 10,305        $116,267
                                  ========       ========       ========        ========



1993

Revenues ....................     $ 24,504       $ 93,678       $  4,000        $122,182
                                  ========       ========       ========        ========

Operating profit (loss) (1)..     $  2,600       $  4,257       $   (372)       $  6,485
                                  ========       ========       ========        ========

General corporate expenses...                                                      1,897
                                                                                --------
Income from operations
 before income taxes ........                                                   $  4,588
                                                                                ========

Identifiable assets .........     $ 25,797       $ 86,300       $  8,187        $120,284
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

12.       QUARTERLY FINANCIAL DATA (Unaudited)

                           The quarterly financial data are set forth below (dollars in thousands, except per share amounts):


                                       1995             1995         1995             1995          Annual
                                     March 31         June 30      Sept. 30         Dec. 31         Amount
                                     ---------        --------     ---------        --------       -------
Revenues ..........................   $ 30,281       $ 23,401       $ 32,805       $ 51,845       $138,332

Income from construction contracts
 and related revenues..............     13,379         13,356         15,751         22,756         65,242

Income before income
 taxes ............................      1,735          1,955          3,017          5,670         12,377

Net income ........................        989          1,114          1,796          3,466          7,365

Earnings per common and
 common equivalent share - Net
 income ...........................   $    .16       $    .18       $    .28       $    .56       $   1.18



                                        1994             1994         1994            1994          Annual
                                      March 31         June 30      Sept. 30        Dec. 31         Amount
                                      ---------        --------     ---------       --------       -------
Revenues ..........................   $ 27,395       $ 28,042       $ 32,868       $ 53,030       $141,335

Income from construction contracts
 and related revenues..............     11,980         13,436         14,382         18,678         58,476

Income before income
 taxes ............................      1,300          1,906          2,481          4,619         10,306

Net income ........................        695          1,031          1,488          2,945          6,159

Earnings per common and
 common equivalent share - Net
 income ...........................   $    .11       $    .17       $    .23       $    .47       $    .98



                           Certain quarterly amounts have been reclassified to conform with the annual presentation.

                                                                   SCHEDULE III


                              STARRETT CORPORATION
                              (Parent Company Only)


                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                           December 31, 1995 and 1994
                                 (In Thousands)

                                              1995         1994
                                            -------       ------
Assets:

  Cash and cash equivalents .........       $ 2,162       $ 6,137
  Investments in subsidiaries, at
   equity in underlying net assets ..        84,800        77,592
  Other assets ......................         8,689         8,097
                                            -------       -------
         TOTAL ......................       $95,651       $91,826
                                            =======       =======

Liabilities and Stockholders' Equity:

  Liabilities payable within one year...    $ 3,682       $ 6,403
  Advances from subsidiaries ...........     31,539        30,276
  Deferred income taxes ................      5,499         3,246
  Other liabilities ....................      1,326         1,851
  Long-term obligations ................      1,467         2,933
  Stockholders' equity .................     52,138        47,117
                                            -------       -------
          TOTAL ........................    $95,651       $91,826
                                            =======       =======

                              STARRETT CORPORATION
                              (Parent Company Only)

                       CONDENSED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)


                                           1995           1994           1993
                                          -------        -------        ------
Revenues .............................    $ 1,053        $ 1,046        $ 2,035
General and administrative expenses...     (3,220)        (2,663)        (1,897)
Other costs ..........................       (899)           (33)          (104)
Interest .............................       (451)          (660)          (880)
Income taxes .........................      1,455          1,111            132
                                          -------        -------        -------
Loss before equity in earnings
 of subsidiaries .....................     (2,062)        (1,199)          (714)
Equity in earnings of subsidiaries....      9,427          7,358          2,854
                                          -------        -------        -------
          Net Income .................    $ 7,365        $ 6,159        $ 2,140
                                          =======        =======        =======

                                                                   SCHEDULE III


                              STARRETT CORPORATION
                              (Parent Company Only)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                     1995              1994           1993
                                                     ----              ----           ----
OPERATING ACTIVITIES:
Net Income .................................       $  7,365        $  6,159        $  2,140
 Adjustments to Reconcile Net Income to
  Net Cash (Used In) Provided by
  Operating Activities:
 Changes not affecting cash ................         (8,340)         (7,488)         (2,484)

Changes in Operating Assets and Liabilities:
 Liabilities payable within one year .......         (2,333)            228            (995)
 Advances from subsidiaries ................          1,263          (1,242)          2,176
 Other assets ..............................           (592)            106             314
 Other liabilities .........................           (525)         (1,089)           (709)
                                                   --------        --------        --------

Net Cash (Used In) Provided by
 Operating Activities ......................         (3,162)         (3,326)            442
                                                   --------        --------        --------

FINANCING ACTIVITIES:

Payment of Promissory Notes ................         (1,466)         (1,467)         (5,846)
Payment of Cash Dividend to Common
 Stockholders ..............................         (1,565)           (391)
Distributions from subsidiaries ............          2,218             540
Purchase of Treasury Stock .................           (724)
                                                   --------        --------        --------

Net Cash used in Financing Activities ......           (813)         (1,858)         (6,030)
                                                   --------        --------        --------

Net (Decrease) in Cash and
 Cash Equivalents ..........................         (3,975)         (5,184)         (5,588)

Cash and Cash Equivalents
Beginning of Year ..........................          6,137          11,321          16,909
                                                   --------        --------        --------

Cash and Cash Equivalents End of Year ......       $  2,162        $  6,137        $ 11,321
                                                   ========        ========        ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

                                        STARRETT CORPORATION

                                        By  /s/  Lewis A. Weinfeld
                                        ----------------------------------------
                                        Lewis A. Weinfeld, Executive Vice
                                        President, Chief Financial Officer and
                                        Secretary

                                            November 27, 1996
                                        ----------------------------------------
                                        Date