Form 10-K405
period 1996-12-31
STARRETT CORP /NY/
filed 1997-03-31
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1996

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from __________ to __________

Commission file number 1-6736

                              STARRETT CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)
            NEW YORK                                                13-5411123
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

909 THIRD AVENUE, NEW YORK, NEW YORK                                       10022
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                 (212)751-3100

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                          -------------------
Common Stock - par value $1.00 per share                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of recipient's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price on the American Stock Exchange on March 20, 1997: $22,910,951 (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares owned by directors, officers and 5% shareholders of the Registrant; certain of such persons disclaim that they are affiliates of the Registrant.)

Number of shares of Common Stock outstanding at December 31, 1996:  6,566,402

Documents incorporated by reference: Portions of the definitive proxy statement of Registrant in connection with its 1996 Meeting of Shareholders incorporated by reference in Part III.

PART I

Item 1. Business

            This description of business and disclosures elsewhere in this report contain forward-looking statements concerning the Company's development and other plans, new business opportunities, future operations and future sources of housing inventory, revenues and profits. There are a number of important factors that could cause actual results to differ materially from those in these forward-looking statements. Those factors, as discussed in this report, include demand for housing and commercial space, competition, environmental and zoning regulations and proceedings, availability of financing on acceptable terms, availability of sites suitable for development, mortgage rates, government housing regulations, the rate of inflation and, particularly in Puerto Rico, rates of taxation. Material changes in the current status of any of these factors, the occurrence of which cannot be predicted with any degree of certainty, could have material adverse effects on the Company's results of operations, financial condition and prospects.

            Starrett Corporation was organized in New York in 1922. Through its subsidiary Levitt Corporation ("Levitt"), the Company engages in the construction and sale of single-family homes and garden apartments in the United States and Puerto Rico. See "Levitt Corporation." Over the years Starrett and its subsidiaries have constructed a wide range of office, industrial, public and institutional buildings, among the most notable being the Empire State Building, the Rockefeller Research Laboratories at Memorial Sloan Kettering Cancer Center, Whitney Museum, Citicorp Center and Chase Bank World Headquarters, and many well-known residential communities and developments, including Starrett at Spring Creek, Manhattan Park at Roosevelt Island, Trump Tower and the Trump International Hotel in New York City. The Company today is actively engaged in all fields of construction, development, management and technical services.

            Unless the context otherwise requires, references to the "Company," the "Registrant" or "Starrett" include Starrett Corporation and/or one or more of its subsidiaries.

            Levitt Corporation

            Levitt's operations include sales of single-family homes and condominium garden apartments, development and sale of rental apartment complexes, mortgage banking and electronic home security surveillance.

            Housing

            Levitt's residential housing operations are concentrated in Florida and Puerto Rico. Its Florida operations were started in 1978 and are currently conducted on Florida's southeast and southwest coasts. In Puerto Rico, Levitt is the largest homebuilder and has been building on the island since 1960.

            During 1994, several new sites were acquired and opened in Florida. These projects are under full development, and have received favorable responses from home-buyers. During 1995, Levitt and a joint venture partner acquired a parcel of land located adjacent to an existing Levitt project, which opened for sale in December, 1995. The joint venture project has experienced excellent sales and will begin delivery of homes in 1997.

            During 1996, Levitt acquired a site approved for 640 detached single-family homes. Land development commenced during 1996 and the project will open for sale in June, 1997. Also during 1996, Levitt and a joint venture partner acquired a site adjacent to the joint venture properties acquired during 1994 and 1995. This site has been approved for 928 residential units. Land development commenced during 1996 and the project was opened for sales during October 1996. The project has received an excellent sales response from home-buyers.

            Levitt has concentrated its significant Puerto Rico homebuilding activities in the greater San Juan area. In recent years, the Puerto Rico operations have provided a significant portion of revenue and profits for Levitt. Levitt has a large scale planned unit development called Encantada, several other subdivisions under development and two significant sites under contract in the San Juan metropolitan area which will provide a steady inventory of houses for the next several years.

            Encantada is planned for approximately 2,600 homes of which more than 1,950 homes have been contracted for sale with over 1,850 deliveries as of February 28, 1997. Both single-family homes and garden apartments are offered for sale at various prices in the community. The Company believes that Encantada's success can be attributed to the excellent quality of the community, the housing and the family lifestyle it provides. With approximately 650 more homes to be sold, Encantada, together with the region's other projects, is expected to continue as an important source of revenues and profits for the Company.

      During 1996 Levitt acquired a site in suburban San Juan. The site has been approved for approximately 300 residential units. Land development commenced in 1997 immediately after it was opened for sales. During the first week of sales, 135 homes, comprising the entire first section were sold. The remainder of this site will be offered for sale in the third quarter of 1997.

            Levitt's business is affected by several factors such as housing affordability, increased land costs, legislative growth restrictions, sewer and water moratoriums, changes in the Internal Revenue Code, including changes in
Section 936 of the Internal Revenue Code relating to the taxability of corporations doing business in Puerto Rico, and infrastructure requirements.

            Levitt's backlog of homes contracted for sale at December 31, 1996 was $80,441,000 compared to $86,104,000 at December 31, 1995. Included in Levitt's sales backlog at December 31, 1996 and 1995 is $28,521,000 and $41,040,000, respectively, which constitutes the full backlog from joint ventures in which Levitt has 50% interests. Backlog consists of units which are under sales contract but where title has not yet passed, and is comprised of completed and uncompleted homes as well as homes on which construction has not yet begun.

            The following table sets forth information concerning homes contracted for sale (net of cancellations during each period), housing units delivered (construction completed and title passed) and backlog:

Majority-Owned Projects                             Year Ended December 31
                                                   ---------------------------
                                                   1996        1995       1994
                                                   ----        ----       ----

                                             (000's omitted from dollar amounts)
Homes contracted (net of cancellations)
  for sale during period:
      Units                                           574        557         729
      Dollar amount (estimated)                  $103,302    $96,166    $113,973

Homes delivered during period:
      Units                                           576        550         714
      Revenues                                   $ 96,446    $92,135    $105,260

Backlog at end of period:
      Units                                           252        254         247
      Dollar amount (estimated)                  $ 51,920    $45,064    $ 41,033

Joint Venture Projects                              Year Ended December 31
(Reported at 100% of                               ---------------------------
Joint Venture Backlog)                             1996        1995       1994
                                                   ----        ----       ----

Homes contracted (net of cancellations)
  for sale during period:
      Units                                           277        302         241
      Dollar amount (estimated)                   $49,262    $53,298     $39,490

Homes delivered during period:
      Units                                           361        303        None
      Revenues                                    $61,781    $51,748

Backlog at end of period:
      Units                                           156        240         241
      Dollar amount (estimated)                   $28,521    $41,040     $39,490

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

            Levitt generally builds subdivisions on undeveloped suburban land having access to water and sewer services, although it does occasionally purchase fully developed land. Development plans must be approved by local authorities, which may take up to two years or more after the signing of a purchase contract. See "Regulation of the Company's Activities," page 9.

            Levitt provides home purchasers with warranties against construction defects for a period of up to two years from the date of purchase. In Puerto Rico there is a statutory warranty for certain construction defects which appear generally within ten years after completion.

            Rental Apartment Development

            During 1991 through 1995, Levitt, in joint venture with an established apartment developer, constructed, leased and sold three rental apartment complexes totaling 624 units. The three rental apartment complexes were sold at a substantial profit. During 1996, Levitt and its joint venture partner acquired a fourth site. The site is approved for a 200 unit rental apartment complex. Land development commenced on the site during 1996.

            Levitt's current policy is to develop, lease and sell the apartment projects and not hold them for investment. The apartment development program is an integral part of Levitt's business and is anticipated to provide it with a continuous source of income. It is the Company's plan to develop at least one apartment project every eighteen months.

            Mortgage Banking

            Levitt Mortgage Corp. ("LMC") is a full service mortgage lender that processes and originates loans in Puerto Rico and processes mortgage loans domestically. Fees are earned on mortgage placements and processing. LMC is a designated approved direct endorser of FHA loans in Puerto Rico but does not service loans.

            In Puerto Rico, LMC also acts as a mortgage banker for third parties and processes and issues the mortgages it underwrites. These mortgages are sold to investors in accordance with firm purchase commitments with the investors. LMC is the fourth largest mortgage banker in Puerto Rico based on mortgage commitments.

            Electronic Home Security Surveillance

            During 1995 a wholly owned subsidiary of Levitt Corporation, Security Shield, Inc. ("SSI"), began Florida operations in the electronic home security surveillance business. The Company installs electronic security systems and then obtains multi-year monitoring contracts. At February 28, 1997 SSI had approximately 1,500 home security monitoring customers under contract.

            Starrett's Development Activities

            In its development activities, the Company's services, in addition to those of a construction manager or general contractor, may include initial planning and development, acquisition of the property, arranging for financing and ownership of the project, typically through general or limited partnerships, and providing management, consulting and related services. The Company anticipates marketing its development projects to investors or other purchasers, based principally on cash flow, capital appreciation and other non-tax considerations, and may in some instances retain ownership of such projects. In connection with its sale of projects, the Company may provide guarantees of completion and cash flow for varying periods.

            The Company is proceeding with certain development projects. While the Company has generally been successful in developing such projects, these projects are in various stages of development, and there can be no assurance that any particular project will be completed.

            Pursuant to a Memorandum of Understanding between the Company and the City of New York, the Company has been designated as the developer of a mixed use project known as Gateway Estates in Brooklyn, New York, currently anticipated to consist of a shopping center, housing and related components. The project is in the plan/development stage and requires various government agency approvals. Milstein Properties, in which Paul Milstein (the Company's Chairman of the Board) and members of his family are the principal owners, is the Company's 35% joint venture partner in the project.

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

            On December 14, 1995 a limited partnership, in which the Company is a general partner, owning a HUD financed housing project on the upper West Side of Manhattan, refinanced the project under HUD's preservation program, in return for maintaining the project as affordable housing for its remaining useful life. At the closing, the Company received approximately $3,000,000, most of which represents fees, with the remainder attributable to repayment of sums owed, return of capital, and partnership distributive share of refinancing proceeds.

            In addition, the Company has two other HUD regulated affordable housing developments located on the Upper West Side of Manhattan, in which it has a 50% residual partnership interest, with respect to which the Company has made application for incentives under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Although the LIHPRHA Plans of Action for these properties were approved by HUD, HUD has insufficient funding to implement the program for these properties as well as most of the other pending LIHPRHA projects in New York. Whether a LIHPRHA closing of these transactions will occur will depend on adequate Congressional appropriations for LIHPRHA in future years, which is impossible to predict. Accordingly, the amount of cash proceeds and profits, if any, the Company could receive for its 50% residual interests in the properties as well as the time required to complete the process is uncertain, and thus, no assurances can be given that these transactions will be successfully concluded.

            Starrett's Construction Activities

            Through its HRH Construction Corporation subsidiary ("HRH"), the Company primarily acts as construction manager in the construction of hospital and medical research facilities, institutional, office and residential projects, most of which are located in the New York City metropolitan area. HRH builds projects either as a construction manager on a cost plus fee basis or a general contractor in which case it assumes certain construction risks. The construction management and general contracting fees and other income earned by HRH during 1996, 1995 and 1994 were $32,915,000 $9,422,000 and $4,278,000, respectively.
See "Segment Information," page 9 and "Management's Discussion and Analysis of Financial Conditions and Results of Operations", page 16.

            HRH has focused its activities on institutional construction and construction funded by City, State and Federal governments. HRH diversified into new areas of construction, through the conversion of major New York office space in the Wall Street financial district into luxury apartments.

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

            HRH's estimated backlog of fees including fees for projects where development work has begun but contracts have not yet been executed, was $16,475,000 at December 31, 1996 as compared to $16,304,000 and $8,950,000 at the end of 1995 and 1994, respectively.

HRH is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, and assisted living facilities. In 1996, the residential market has improved in the New York metropolitan area allowing for a more diversified backlog.

            In August 1995, HRH expanded its interior work business for office buildings, retail stores, hotels, etc., through the formation of HRH Construction Interiors, Inc. ("HRHI").

            This type of work is performed under various forms of contract, such as construction management, lump sum, and guaranteed maximum price. HRHI is currently performing construction and renovation work for clients such as Nordstrom Stores, Nasdaq, Scholastic Inc., Plaza Hotel, Instinet and Omnipoint Communications.

            Management Services

            In 1996, Grenadier Realty Corp. ("Grenadier") celebrated its 20th year in business. For the year, Grenadier's management portfolio consisted of 60 developments containing more than 28,000 housing units. Based on the number of units under management, Grenadier is one of the largest full-service real estate management firms in the New York metropolitan area and the 25th largest property management firm in the United States. Grenadier and its subsidiaries provide a variety of real estate management services for a diverse range of properties, including government-assisted housing, low income tax credit developments, high-rise luxury rentals, cooperatives, condominiums and over 1,000,000 square feet of commercial space. Grenadier's services range from full-service management to the provision of back-office services, technical consulting and support in specific areas such as energy conservation.

            In the latter half of 1994, Grenadier entered the field of public housing management when it was retained by the Court appointed Trustee to oversee repair, rehabilitation and management of the properties of the Chester Housing Authority's distressed housing authority in Chester, Pennsylvania. Reconstruction is nearing completion on one of the Chester developments and new construction is underway at a second site. Recognizing the significance of the progress made in Chester, in 1996 HUD awarded a HOPE VI Grant to redevelop a third site in Chester, as well as to implement a new commercial development. In addition to the physical rehabilitation of the Chester Housing Authority, Grenadier has overseen a complete reorganization of the Authority's operation and staff and implemented programs aimed at encouraging financial independence and social, cultural and intellectual growth among the housing residents.

            Grenadier's subsidiary, Security Plus Service, Inc. (SPS), provides security service primarily for residential properties throughout the New York metropolitan area. SPS believes that it has established an excellent reputation in the industry, implementing standards that far exceed requirements for security guard companies mandated by the New York Security Guard Act of 1992.

            Regulation of the Company's Activities

            The development business and homebuilding industry in which the Company is engaged have, in the last several years, become subject to increased environmental, building, land use, zoning and sales regulations administered by various federal, state and local authorities, which affect construction activities as well as sales activities and other dealings with customers. Additionally, sewer moratoriums have been imposed from time to time in Puerto Rico which have caused delays in the delivery of homes to customers. The Company must obtain for its development and housing activities the approval of numerous governmental authorities which often have wide discretion in such matters. Changes in local circumstances or applicable law may necessitate applications for additional approvals or the modification of existing approvals. Compliance with these regulations has extended the time required to market projects by prolonging the time between the initiation of projects and the commencement and completion of construction. The Company is currently in various stages of securing governmental approvals for its development and homebuilding projects. Delay or inability to obtain all required approvals for a project could have a materially adverse effect on the marketability or profitability of a project.

            The development business and homebuilding industry are subject to various environmental regulations, including those relating to soil condition, hazardous materials, air quality and traffic. The impact of environmental regulations is evaluated on a project by project basis and the estimated costs of remediation or insurance are accounted for in plan/development or job costing. The Company often places property considered for development under an option purchase contract pending environmental review and other feasibility studies.

            Segment Information

            The Company's operations consist of (i) the development, management and ownership of real estate properties; (ii) the single-family home and garden apartment development and electronic home security surveillance business conducted through its Levitt subsidiary in Florida and Puerto Rico; (iii) the mortgage credit business conducted through its Levitt Mortgage subsidiary in Puerto Rico and Florida; and (iv) the supplying of construction services through its HRH subsidiary. The Company groups its business into these four segments. The following table sets forth the Company's revenues and operating profit attributable to the respective segments of its operations for each of the years 1994 through 1996, and the identifiable assets attributable to the respective segments as at the end of each of those years:

                                             (Dollars in Thousands)
                              Development                                                  HRH
                            Management and         Levitt         Levitt Mortgage      Construction
1996                           Ownership        Corporation         Corporation        Corporation
----                        --------------      -----------       ---------------      -----------
Revenues                       $26,402            $101,660            $ 6,304            $32,916
Operating Profit                 1,255               9,244              1,596              1,415
Identifiable Assets             16,590             114,814              8,851             26,717

1995
----
Revenues                       $26,647            $ 97,365            $ 5,513            $ 9,422
Operating Profit                 1,533               9,115              1,708              3,241
Identifiable Assets             17,373              83,751             11,880             13,205

1994
----
Revenues                       $25,635            $107,375            $ 4,047            $ 4,278
Operating Profit                 2,575               9,217                868                309
Identifiable Assets             20,539              74,081             11,342             10,305

            Operating profit comprises revenues less operating expenses. In computing operating profit, general corporate expenses and income taxes have not been deducted.

            There were no individual customers from which the Company derived 10% or more of its revenues in 1994, 1995 or 1996.

            Competition

            Levitt develops single-family home communities and rental apartment communities primarily in Florida and Puerto Rico. The competitive conditions between the Company's two primary markets are distinctly different.

            The Florida residential real estate market is very competitive, requiring Levitt to compete in close proximity against national and local real estate developers building similar communities. Levitt has been building quality homes since 1929 and believes it has a well respected and recognized name to home buyers which provides a positive competitive position for the Company.

            In Puerto Rico, Levitt is the largest homebuilder and has been building on the island since 1960. Levitt's principal competition in Puerto Rico comes from established local developers. Levitt believes it has a reputation in Puerto Rico for delivering high value, quality homes. Levitt also believes its name and reputation on the island provide a competitive advantage among home buyers. This also provides the Company a competitive advantage when acquiring property, material and services.

      HRH and its principal subsidiary, HRHI, secure construction projects as construction managers or as general contractors.

            The general contracting sector, especially for interior projects in the $500,000 to $10,000,000 range, is highly competitive in the New York metropolitan area. HRH has, however, specialists in estimating and managing these projects. Generally, in these projects, the lowest responsive bid determines the award.

            For the larger construction managed projects, HRH believes it has an excellent technical reputation, and has booked, on a negotiated basis, repeat business from such diverse clients as The Trump Organization, General Electric Capital/Investment, Memorial Sloan Kettering Hospital and Related Properties.

            In certain instances, HRH will respond to general requests for construction management proposals, generated by both public and private sector developers. In these instances, HRH will generally be competing against four to six major construction management firms.

            Grenadier manages residential rental property mainly in the New York metropolitan area. Grenadier also provides property management and technical assistance consulting to public housing authorities in the eastern and midwestern part of the country. Grenadier is one of the largest property management firms in the New York metropolitan area and is ranked as the 25th largest firm in the nation in terms of number of units managed.

            In the New York metropolitan area, Grenadier's major competitors consist of approximately 20-30 property management firms. In the public housing arena, the Company's competition includes both large management consulting firms, as well as small local consultants and local property management firms.

            Grenadier believes it is known as a high quality performer which generally gives it a positive competitive edge. However, property management is very price sensitive.

            Grenadier's subsidiary Security Plus Service, Inc. ("SPS") provides armed and unarmed security guards primarily to patrol residential properties. SPS believes it maintains a competitive edge due to its excellent reputation for quality service, with security guards who are well-trained and well-supervised. Here, too, price is often a determinant in the competition for business. SPS operates only in the New York metropolitan area, where there are numerous low cost security providers.

            Raw Materials and Equipment

            Substantially all the materials used by the Company in projects now under construction, including fixtures, appliances and systems, are readily available from many sources. The Company has from time to time experienced some shortages, delays and increased costs in connection with material shortages and increases in material prices, but the Company does not believe the effect to have been significant.

            Employees-Labor Relations

            The Company directly employed, at December 31, 1996, a total of approximately 1,575 persons. Where the Company has union members working, it believes that it has satisfactory relations with them.

Item 2. Properties

            The Company leases 25,000 square feet of space located at 909 Third Avenue in New York City for its construction management, interiors business and its development and corporate offices. The lease for such space, which it has occupied since 1973, expires in 1997. The Company has signed a new lease beginning in July 1997, expiring in 2002. The Company also maintains field offices at each of its construction sites.

            Levitt leases approximately 8,800 square feet of office space which it uses for its executive office and main office for its Florida homebuilding operation in Boca Raton, Florida, and also leases 10,000 square feet of office space in San Juan, Puerto Rico.

Item 3. Legal Proceedings

            The Company is involved in litigation and claims incident to the normal conduct of its business. Management believes that such litigation and claims will not have a materially adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

            Not Applicable

            Executive Officers of the Company

            The following table sets forth the names and ages of all executive officers of the Company, the positions and offices with the Company held by each such person, and the period during which each such person has served as an executive officer.
                                                            Has Served as
                                    Offices and             an Executive
Name                    Age         Positions Held          Officer Since
----                    ---         --------------          -------------

Paul Milstein           74          Chairman of the Board         1994

Irving R. Fischer       64          President and Chief           1977
                                    Operating Officer

Lewis A. Weinfeld       54          Executive Vice President,     1974
                                    Chief Financial Officer

Elliott M. Wiener       62          Chairman of the Board and     1982
                                    Chief Executive Officer of
                                    Levitt Corporation, a
                                    subsidiary of the Company

Robert C. Rosenberg     62          Chairman of the Board and     1976
                                    Chief Executive Officer of
                                    Grenadier Realty Corp.,
                                    a subsidiary of the Company

Frank Ross, Sr.         63          Chairman of the Board and     1990
                                    Chief Executive Officer
                                    of HRH Construction
                                    Corporation, a subsidiary
                                    of the Company

Felice Michetti         48          President and Chief           1994
                                    Executive Officer
                                    of Starrett Development
                                    Corporation, a subsidiary
                                    of the Company

            The term of office of each executive officer continues until the first meeting of the Board of Directors of the Company following the next annual meeting of shareholders, and until the election and qualification of such officer's successor. There is no family relationship between the executive officers listed above, or between such executive officers and directors. All of the executive officers except Paul Milstein and Felice Michetti have been principally engaged in their present employment for more than five years. Mr. Milstein became Chairman on January 1, 1994, and for more than five years has been active as a real estate developer and investor. Ms. Michetti devoted more than twenty years to public service as a housing and planning professional. She was Commissioner of the New York City Department of Housing Preservation and Development and also served as President and Chief Executive Officer of the New York City Housing Development Corporation.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

            On March 20, 1997, there were 690 record holders of the Company's common stock and approximately 1,909 additional persons whose shares of Common Stock were held in street name. Such common stock is listed on the American Stock Exchange, which is the principal market on which such stock is traded. High and low sales prices on the American Stock Exchange for the Company's common stock during the last two years have been as follows:

                  1997              High              Low
                  ----              ----              ---

            First Quarter           11 1/4            9 3/4

                  1996              High              Low
                  ----              ----              ---

            First Quarter           15                8
            Second Quarter          12 3/8            10
            Third Quarter           14                10
            Fourth Quarter          13 1/8            10

                  1995              High              Low
                  ----              ----              ---

            First Quarter           8                 6 5/8
            Second Quarter          10 5/8            7 7/8
            Third Quarter           10 1/2            8 3/8
            Fourth Quarter          8 7/8             7

            On August 10, 1994, the Company established a program of regular annual cash dividends of $.25 per share of common stock, payable $.0625 per quarter.

Item 6. Selected Financial Data

                      Starrett Corporation and Subsidiaries

                  (Dollars in Thousands Except Per Share Data)

                        1996        1995        1994        1993        1992
                        ----        ----        ----        ----        ----

Revenues             $167,282    $138,947    $141,335    $122,182    $111,855

Income before income
 taxes                 10,201      12,377      10,306       4,588       1,045

Income before
extraordinary item and
cumulative effect of
accounting change       4,355       7,365       6,159       2,140         284

Extraordinary item                                                        824

Cumulative effect of
accounting change                                                       1,287

Net income              4,355       7,365       6,159       2,140       2,395

Earnings per share:

Income before
extraordinary item
and cumulative effect
of accounting change      .70        1.18         .98         .34         .04

Extraordinary item                                                        .13

Cumulative effect of
accounting change                                                         .20

Net income                .70        1.18         .98         .34         .37

Total assets          166,972     126,209     116,267     120,284     136,738

Long-term obligations  53,030      34,459      36,066      41,033      32,603

Common
Stockholders' Equity   55,194      52,138      47,117      41,819      41,139

Cash dividends
(per share)               .25         .25        .125        None         .25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            1996 Compared to 1995

            During the year ended December 31, 1996 the Company had income before income taxes of $10,201,000 compared to $12,377,000 for the year ended December 31, 1995. Net income was $4,355,000 ($.70 per share) as compared to $7,365,000 ($1.18 per share). Earnings per share were based on average shares outstanding of 6,261,000 in both 1996 and 1995.

            The $2,176,000 decrease in pre-tax income was principally due to the $3,000,000 of fee income recognized in the fourth quarter of 1995 from the refinancing by HRH of a HUD- financed housing project. No similar refinancings occurred in 1996. In addition, Grenadier showed a decrease in profitability commencing in the fourth quarter of 1996 attributable to the assumption on an ongoing basis by Grenadier of certain administrative expenses previously reimbursed under a significant management contract, write-offs of uncollectible commissions and the loss of a major Security Plus Service contract.

            These decreases in earnings were partially offset by the increased profitability of HRH Construction (including HRHI) resulting directly from the Company's expansion of its interior construction business. 1995 results also included certain non-recurring losses due to write-downs of investments in certain partnerships and the loss on sale of a self-storage mini- warehouse.

            Revenues increased significantly in 1996 as compared to 1995, up $28,335,000 or 20%, reflecting the increased volume of construction performed by HRHI as general contractors. While in prior years the Company provided services primarily as a construction manager, whereby for accounting purposes only the net fees earned are reported on the Statement of Operations, in 1996 the Company increased the volume of work it performs as a general contractor. In its role as general contractor, the Company assumes additional risk and, in accordance with accounting guidelines, reflects construction volume on a gross basis in the Statement of Operations.

            Levitt Corporation, the Company's single-family home subsidiary continued to be a source of steady profitability reporting similar income from operations as in 1995. Levitt's revenues increased $4,295,000 during the year ended December 31, 1996 as compared to 1995 primarily attributable to increased house sales in the Puerto Rico region. LMC revenue also increased by $791,000 due to the continued expansion of the mortgage banking operations.

            Levitt's backlog of homes contracted for sale at December 31, 1996 was $80,441,000 compared to $86,104,000 at December 31, 1995. Included in Levitt's sales backlog at December 31, 1996 and 1995 is $28,521,000 and $41,040,000, respectively, which constitutes the full backlog from joint ventures in which Levitt has 50% interests.

            Levitt's gross profit from house sales (revenues from house sales less cost of house sales), was unchanged during 1996 as compared to the same period in 1995, however, the gross profit percentage (gross profit as a percentage of house sales revenue) decreased slightly during

1996 as compared to the same period in 1995. This decrease is due to a change in product mix in the Company's Florida region.

            Equity in earnings of joint ventures decreased $918,000 during the year ended December 31, 1996 as compared to 1995. In 1995 a substantial profit was realized by one joint venture from the sale of a rental apartment complex.

            Interest, real estate taxes, and sales costs incurred in connection with certain properties are capitalized in order to achieve better matching of costs with revenues. Capitalized interest costs are expensed upon the sale of the related asset as part of construction costs. Interest incurred on loans was $4,544,000 in 1996 and $3,778,000 in 1995, of which $4,129,000 in 1996 and
$3,327,000 in 1995 was capitalized. Capitalized interest expensed of $3,128,000 in 1996 and $3,726,000 in 1995 was charged to construction costs.

            HRH continued to increase profitability and maintained its backlog of fees. HRH's estimated backlog of fees for development work and uncompleted construction in connection with construction projects, including fees for projects where development work has begun but contracts have not yet been executed increased to $16,475,000 at December 31, 1996 as compared to $16,304,000 at December 31, 1995. HRH is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, residential apartment buildings and both commercial and residential interior renovations.

            General and administrative expenses increased $5,968,000 in 1996 principally due to the expansion of HRHI, but also to the expansion of operations in all other segments of the Company's business. Additionally, Grenadier assumed certain administrative expenses which were reimbursable in 1995. Security service labor and other costs decreased $1,944,000 in 1996 mainly as a result of a reduction in work force due to the loss of a major contract.

            The Company had an unusually high effective tax rate of 57.3% for the year ended December 31, 1996. The increased tax rate resulted mainly from the repatriation of profits from a Puerto Rico subsidiary, which resulted in the utilization of the Company's remaining net tax operating loss carryforward. This was a one time occurrence which had no significant cash impact on the Company and will not affect future earnings.

            1995 Compared to 1994

            During the year ended December 31, 1995 the Company had income before income taxes of $12,377,000 compared to $10,306,000 for the year ended December 31, 1994 and net income of $7,365,000 ($1.18 per share) as compared to $6,159,000 ($.98 per share). Earnings per share were based on average shares outstanding of 6,261,000 in 1995 and 1994, respectively.

            The Company's revenues decreased $2,388,000 compared with the similar period in 1994. This decrease was primarily attributable to Levitt. Revenues from house sales in the Company's Puerto Rico region decreased significantly as production was disrupted by heavy rain storms and several hurricane warnings. Despite this decrease in revenues, Levitt's operating income increased to $10,823,000 from $10,085,000 in 1994. This increase was the result of significantly higher average net sales prices on homes delivered in the Company's domestic region, the increase in equity earnings from joint ventures, and the expansion of the mortgage banking business in Puerto Rico.

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

            LMC operation costs increased due to the continued expansion of the mortgage operation business both domestically and in Puerto Rico.

            Interest, real estate taxes, and sales costs incurred in connection with certain properties are capitalized in order to achieve better matching of costs with revenues. Capitalized interest costs are expensed upon the sale of the related asset as part of construction costs. Interest incurred on loans was $3,778,000 in 1995 and $3,435,000 in 1994, of which $3,327,000 in 1995 and
$2,775,000 in 1994 was capitalized. Capitalized interest expensed of $3,726,000 in 1995 and $4,941,000 in 1994 was charged to construction costs.

            HRH continued to operate at a profit while significantly increasing its backlog of fees. HRH's estimated backlog of fees for development work and uncompleted construction in connection with construction projects, including fees for projects where development work has begun but contracts have not yet been executed increased to $16,304,000 at December 31, 1995 as compared to $8,950,000 at December 31, 1994. The increase in backlog of fees is primarily attributable to HRH's expansion of business into interiors work for office buildings, retail stores, hotels, etc., through its subsidiary HRHI. HRH is actively seeking to increase its backlog of business, particularly in the hospital and medical research facilities, residential apartment buildings and both commercial and residential interior renovations.

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

            Financial Condition and Capital Resources

            The Company meets its short-term financing needs with cash generated from operations and funds available under unsecured credit agreements. On January 31, 1996, Levitt satisfied a $14,400,000 unsecured credit facility through a $4,400,000 payment from working capital and a $10,000,000 payment from a new unsecured term loan. The new loan requires semi-annual principal payments of $1,000,000 and $1,500,000 in July and January, respectively, through January 2000.

            Homebuilding Operations

            The Company generally meets its land acquisition, development and construction needs through secured loans and unsecured revolving credit facilities. During March 1996, the Company renewed and extended its $15,000,000 revolving unsecured credit agreement used to finance its Puerto Rico homebuilding operation for an additional three years. In August 1996, the $15,000,000 credit agreement was modified to increase the line of credit to $21,000,000, with the additional $6,000,000 being secured with land mortgages.

            Since 1994, the Company has entered into several loan agreements with domestic local banks to provide financing for the acquisition and site improvement of property and financing for construction of residential units in Florida.

            Mortgage Operations

            During 1995 the Company entered into a credit agreement with a Puerto Rico bank to provide an unsecured revolving line of credit of $3,000,000 to finance the working capital needs of the expanding Puerto Rico mortgage banking operation.

            Development/Construction Management

            During 1995 the Company entered into a credit agreement with a New York bank to provide a $3,000,000 line of credit to finance development, construction and other operating activities. In March 1997 the credit agreement was further modified to increase the line of credit to $8,000,000.

            1996 Cash Flows

            Net cash used in operating activities of $25,102,000 comprised an increase in inventories of $30,248,000, an increase in receivables of $5,188,000, an increase in other assets of $6,070,000 and a net change in other operating assets and liabilities of $1,426,000, offset by net income of $4,355,000, an increase in accounts payable of $11,520,000 and net adjustments for non-cash items of $1,955,000.

            The increase in inventories is due primarily to Levitt's investment in two new development projects in the Florida region. The increase in other assets is directly attributable to the expansion of development projects and pre-acquisition land costs. The increase in receivables and accounts payable reflects the increase in construction volume where the Company acts as a general contractor.

            Net cash provided by investing activities of $2,169,000 comprised net proceeds from joint ventures of $3,486,000, offset by other net investing activities of $1,317,000.

            Net cash provided by financing activities of $20,833,000 comprised net proceeds from notes and mortgages payable of $20,310,000 and other net investing activities of $523,000.

            The increase in notes and mortgages payable is mainly due to new acquisition, development and construction loans relating to the additional Florida inventory.

            1995 Cash Flows

            Net cash used in operating activities of $10,118,000 comprised an increase in receivables of $6,672,000, an increase in inventories of $6,457,000 and an increase in other assets of $5,842,000, offset by net income of $7,365,000, net adjustments for non-cash items of $257,000 and a net change in other operating assets and liabilities of $1,231,000.

            The increase in receivables reflects the continued growth in construction activity. Inventories increased due to the timing of titling homes in Puerto Rico and domestically. The increase in other assets is directly attributable to the expansion of development projects and pre-acquisition land costs.

            Net cash provided by investing activities of $4,376,000 comprised net proceeds from joint ventures of $4,206,000 and other net investing activities of $170,000.

            Net cash used in financing activities of $312,000 comprised net proceeds from notes and mortgages payable of $1,253,000 offset by dividends paid to stockholders of $1,565,000.

            Seasonality

            The timing of introducing Levitt's new projects to the market, weather conditions in certain of Levitt's regions, and traditional periods of greater customer activity have tended to create seasonal trends in Levitt's residential homebuilding activities. Historically, the number of homes delivered has been greater in the second half of the calendar year.

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

Item 8. Consolidated Financial Statements and Supplementary Data

            See "Table of Contents to Consolidated Financial Statements and Financial Statement Schedules," page 22.

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

PART IV

Item  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a) See the accompanying Table of Contents to Consolidated Financial Statements and Schedules and the accompanying Exhibit Index.

            (b) Reports on Form 8-K: The Registrant did not file any report on Form 8-K during the quarter ended December 31, 1996.

                                TABLE OF CONTENTS

                      TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----


Independent Auditors' Report................................................. 23

Statements of Consolidated Financial Position at December 31, 1996 and 1995.. 24

Statements of Consolidated Operations for the Years Ended December 31, 1996,
 1995 and 1994............................................................... 25

Statements of Consolidated Stockholders' Equity for the Years Ended
December 31, 1996, 1995 and 1994............................................. 26

Statements of Consolidated Cash Flows for the Years Ended December 31, 1996,
 1995 and 1994............................................................... 27

Notes to Consolidated Financial Statements................................... 28

Condensed Statements of Financial Information of Registrant at
 December 31, 1996 and 1995 and for the Years Ended December 31, 1996,
 1995 and 1994................................................................44

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its consolidated subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 28, 1997
New York, New York

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                           December 31, 1996 and 1995
                                 (In Thousands)

                                                       1996            1995
                                                    ---------        --------
ASSETS:
Cash and Cash Equivalents ......................... $   8,662        $ 10,762
Cash Restricted....................................     4,487           1,571
Receivables .......................................    37,642          32,454
Inventory of Real Estate...........................    91,034          60,786
Investments in Joint Ventures......................     6,155           6,527
Property and Equipment-Net.........................     3,925           3,622
Other Assets ......................................    15,067          10,487
                                                    ---------        --------

     Total.........................................  $166,972        $126,209
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable................................. $  22,716        $ 11,196
  Current portion of long-term obligations ........     9,126           7,387
  Accrued liabilities..............................    14,565          13,326
                                                    ---------        --------
     Total Liabilities Payable Within One Year.....    46,407          31,909

Deferred Income Taxes .............................     8,942           6,377
Other Liabilities..................................     1,311           1,326
Long-Term Obligations .............................    53,030          34,459
                                                    ---------        --------

     Total.........................................   109,690          74,071
                                                    ---------        --------

Commitments and Contingencies

Minority Interest..................................     2,088
                                                   ----------
Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares...................................     6,566           6,566
  Capital in excess of par value...................    23,933          23,933
  Retained earnings................................    27,612          24,822
  Pension liability adjustment.....................    (1,327)         (1,593)
  Shares held in treasury-at cost..................    (1,590)         (1,590)
                                                   ----------       ---------

Stockholders' Equity...............................    55,194          52,138
                                                    ---------        --------

     Total.........................................  $166,972        $126,209
                                                     ========        ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994
                      (In Thousands Except Per Share Data)

                                               1996        1995        1994
                                             --------    --------    --------

Revenues ..................................  $164,168    $134,915    $139,599
Equity in Earnings of Joint Ventures.......     3,114       4,032       1,736
                                             --------    --------    --------

     Total Revenues........................   167,282     138,947     141,335
                                             --------    --------    --------

Construction Costs.........................   100,285      73,595      82,859
                                             --------    --------    --------

Income from Construction Contracts and
 Related Revenues..........................    66,997      65,352      58,476
                                             --------    --------    --------
Expenses:
 General and Administrative................    34,180      28,322      25,329
 Security Service Labor and Other Costs....    10,288      12,232      10,909
 Selling...................................     5,694       6,050       5,853
 Mortgage and Closing Costs................     6,219       5,920       5,419
 Interest..................................       415         451         660
                                             --------    --------    --------

     Total.................................    56,796      52,975      48,170
                                             --------    --------    --------

Income before Income Taxes.................    10,201      12,377      10,306
Income Taxes ..............................     5,846       5,012       4,147
                                             --------    --------    --------

Net Income.................................  $  4,355    $  7,365    $  6,159
                                             ========    ========    ========


Earnings per Common Share..................      $.70       $1.18        $.98
                                                 ====       =====        ====

Weighted Average Number of Shares..........     6,261       6,261       6,261
                                                =====       =====       =====

Cash Dividends per Share...................      $.25        $.25       $.125
                                                 ====        ====       =====

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994
                        (In Thousands Except Share Data)

                                      CAPITAL IN            PENSION    SHARES     STOCK-
                               COMMON  EXCESS OF RETAINED   LIABILITY  HELD IN    HOLDERS'
                               STOCK   PAR VALUE EARNINGS   ADJUSTMENT TREASURY   EQUITY
                               -----   --------- --------   ---------- --------   ------
Balance, December 31, 1993
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury)................. $6,566  $23,933   $13,646     $(736)  $(1,590)   $41,819
Net Income....................                     6,159                          6,159
Dividends to common
 stockholders ($.125 per share)                     (783)                          (783)
Pension Liability
 Adjustment...................                                 (78)                 (78)
                               ------  -------   -------   -------   -------    -------
Balance, December 31, 1994
 (6,566,402 common shares
 issued and 305,427 shares
 in Treasury).................  6,566   23,933    19,022      (814)   (1,590)    47,117
Net Income....................                     7,365                          7,365
Dividends to common...........
 stockholders ($.25 per share)                    (1,565)                        (1,565)
Pension Liability
 Adjustment...................                                (779)                (779)
                               ------  -------   -------   -------   -------    -------
Balance, December 31, 1995
 (6,566,402 common shares
 issued and 305,442 shares
 in Treasury).................  6,566   23,933    24,822    (1,593)   (1,590)    52,138

Net Income....................                     4,355                          4,355
Dividends to common...........
 stockholders ($.25 per share)                    (1,565)                        (1,565)
Pension Liability
 Adjustment...................                                 266                  266
                               ------  -------   -------   -------   -------    -------
Balance, December 31, 1996
 (6,566,402 common shares
 issued and 305,442 shares
 in Treasury)................. $6,566  $23,933   $27,612   $(1,327)  $(1,590)   $55,194
                               ======  =======   =======   =======   =======    =======

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (In Thousands)

                                                                 1996        1995     1994
                                                              ---------   --------  --------
OPERATING ACTIVITIES:
Net Income..................................................  $   4,355   $  7,365  $  6,159
Adjustments to Reconcile Net Income to Net Cash (Used In)
 Provided by Operating Activities:
   Depreciation and Amortization............................      2,504      3,086     2,978
   Deferred Income Taxes....................................      2,565      1,812       519
   Equity in Earnings of Joint Ventures.....................     (3,114)    (4,032)   (1,736)
   Changes in Operating Assets and Liabilities:
     Cash Restricted........................................     (2,916)      (609)      (47)
     Receivables............................................     (5,188)    (6,672)   (3,194)
     Inventories............................................    (30,248)    (6,457)    8,536
     Accounts Payable.......................................     11,520        458    (1,979)
     Other Assets...........................................     (6,070)    (5,842)   (1,655)
     Accrued Liabilities....................................      1,505      1,279      (299)
     Deferred Revenue.......................................        (15)      (506)     (409)
                                                              ---------   --------  --------

Net Cash (Used in) Provided by Operating Activities.........    (25,102)   (10,118)    8,873
                                                              ---------   --------  --------
INVESTING ACTIVITIES:

Investments in Joint Ventures...............................     (2,697)    (2,740)   (6,466)
Distributions from Joint Ventures...........................      6,183      6,946     3,517
Purchase of Property and Equipment, Net.....................     (1,391)    (1,389)     (853)
Proceeds Relating to Sale of Rental Property................         74      1,559         6
                                                              ---------   --------  --------

Net Cash Provided by (Used in) Investing Activities.........      2,169      4,376    (3,796)
                                                              ---------   --------  --------
FINANCING ACTIVITIES:

Repayment of Long-Term Obligations..........................    (34,579)   (18,310)  (16,460)
Proceeds from Long-Term Obligations.........................     54,889     19,563     9,523
Payment of Cash Dividend to Common Stockholders.............     (1,565)    (1,565)     (391)
Increase in Minority Interest...............................      2,088
                                                              ---------   --------  --------

Net Cash Provided By (Used In) Financing Activities.........     20,833       (312)   (7,328)
                                                              ---------   --------  --------

Net Decrease in Cash and Cash Equivalents...................     (2,100)    (6,054)   (2,251)

Cash and Cash Equivalents Beginning of Year.................     10,762     16,816    19,067
                                                              ---------   --------  --------

Cash and Cash Equivalents End of Year.......................   $  8,662    $10,762   $16,816
                                                               ========    =======   =======

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The Company:

            The Company's operations consist of (i) the development, management and ownership of real estate properties principally in the New York City metropolitan area; (ii) the single-family home and garden apartment development and electronic home security surveillance business conducted through its Levitt subsidiary in Florida and Puerto Rico; (iii) the mortgage credit business conducted through its Levitt subsidiary in Puerto Rico and Florida; and (iv) the supplying of construction services through its HRH subsidiary principally in the New York City metropolitan area.

            Principles of Consolidation:

            The consolidated financial statements include the accounts of Starrett Corporation and subsidiaries and a majority owned joint venture (the "Company"). Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

            Recognition of Income:

            The Company recognizes income from construction contracts where the Company acts as general contractor on the percentage-of-completion method. The income recognized is that percentage of estimated total income that incurred costs to date bear to estimated total costs after giving effect to estimates of costs to complete based upon most recent information ("cost-to-cost" method). The Company provides currently for estimated losses on uncompleted contracts. Fees earned from contracts where the Company acts as construction manager are recognized as earned, measured using the same percentage of completion method.

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

            The following methods and assumptions were used to estimate fair value:

      o The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to their short term nature.

      o The carrying amounts of notes and mortgages payable approximate fair value as the terms of the credit facilities generally require periodic market adjustment of interest rates.

            Inventory of Real Estate:

            Inventory of real estate is stated at the lower of cost or fair value less costs to sell. Cost includes direct acquisition, development and construction costs, interest and other indirect construction costs. Fair value less costs is defined as an estimate of sales proceeds less all estimated costs of carrying, completing and disposing of the property. Interest is capitalized at the effective interest rates paid on borrowings for interest costs incurred on real estate inventory components during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.

            Land and land development costs are accumulated by specific area and allocated proportionately to homes within the respective area. Construction costs are charged to individual homesites based on specific identification.

            Property and Equipment:

            Property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and betterments which extend useful lives are capitalized.

            Capitalized Costs:

            Interest incurred, real estate taxes, and sales costs incurred in connection with certain properties are capitalized in order to achieve better matching of costs with revenues. Capitalized interest costs are expensed upon the sale of the related asset as part of construction costs. Interest incurred on loans was $4,544,000 in 1996, $3,778,000 in 1995 and $3,435,000 in 1994, of which $4,129,000 in 1996, $3,327,000 in 1995 and
      $2,775,000 in 1994 was capitalized. Capitalized interest expensed of $3,128,000 in 1996, $3,726,000 in 1995 and $4,941,000 in 1994 was charged to construction costs.

            Costs related to predevelopment activities associated with the Company's various development projects, such as architect and engineering fees, legal costs, etc., are capitalized to the extent that management believes such costs are recoverable from the estimated earnings of the project.

            Certain costs incurred that are used directly throughout the selling period to aid in the sale of units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage, are capitalized as deferred selling costs and amortized over the number of units to be delivered. Costs incurred during the initial and due diligence phases of a project, such as land deposits and studies, are capitalized as preacquisition costs. The unrecovered preacquisition costs are written off in the period the Company ceases development of the project, or at such time management believes such costs will not be recoverable.

            Investments in Partnerships and Joint Ventures:

            Investments in partnerships and joint ventures in which the Company does not have a controlling interest are accounted for at cost and investments in partnerships in which the Company does have a controlling interest are accounted for on the equity method. The Company evaluates control based on factors such as the Company's percentage of equity ownership and whether or not the Company controls major operating and financial policies of the investee. Under the equity method, the Company's initial investment is recorded at cost and is subsequently adjusted to recognize its share of the earnings or losses. Distributions received reduce the carrying amount of the investment.

            Cash and Cash Equivalents:

            The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

            Cash Restricted:

            Cash restricted represents customer deposits on house sales under contract held in escrow accounts and advances on construction management jobs held on behalf of the owner.

            Income Taxes:

            As required by Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", deferred taxes are provided for the temporary differences between the tax bases of the assets and liabilities and the amounts reported in the financial statements.

            Adoption of SFAS No. 121:

            In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (SFAS 121). This standard specifies when assets such as the Company's real estate inventories and other real estate investments should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. The Company adopted SFAS No. 121 during 1996 and there was no material effect upon adoption.

            Reclassifications:

            Certain prior year amounts have been reclassified in the financial statements and segment information to conform with the 1996 presentation.

2.    RECEIVABLES

            Receivables are summarized as follows:
                                                       1996           1995
                                                     -------       -------
                                                      (Dollars in Thousands)

      Accounts.............................          $25,702      $ 17,875
      Mortgage notes.......................            8,765        11,392
      Notes................................            3,651         3,663
                                                     -------       -------
           Total...........................           38,118        32,930
      Less allowance for doubtful
       accounts............................              476           476
                                                     -------       -------

           Net.............................          $37,642       $32,454
                                                     =======       =======

            It is expected that the receivables at December 31, 1996 as set forth above will be realized as follows: $29,976,000 in 1997, $3,117,000 in 1998, $41,000 in 1999, $45,000 in 2000, $50,000 in 2001 and $4,413,000
      thereafter. At December 31, 1996, approximately $1,400,000 ($1,600,000 at December 31, 1995) of the mortgage notes receivable have been pooled into GNMA certificates, and have been guaranteed by the United States Government. The Company has pledged these mortgage notes as collateral to borrow funds from institutions at interest rates lower than those earned on the mortgage notes receivable and as collateral for GNMA matched payment serial notes (Note 8). The remaining mortgage notes receivable have been originated by the

      Company under firm commitments for sale to various third parties. The Company receives certain fees for the origination and processing of these mortgages.

3.    INVENTORY OF REAL ESTATE

            Inventory of real estate is summarized as follows:

                                                      1996          1995
                                                     -------       -------
                                                     (Dollars in Thousands)

      Land and land development costs......          $77,568       $45,549
      Construction costs - houses..........           13,466        15,237
                                                     -------       -------

         Total.............................          $91,034       $60,786
                                                     =======       =======

4.    INVESTMENTS IN JOINT VENTURES

            The Company owns investments in joint ventures that are engaged in homebuilding and development of residential rental apartments. Condensed financial information is as follows:

                             Combined Balance Sheets
                                                      1996          1995
                                                     -------       -------
                                                     (Dollars in Thousands)
      Combined Assets
       Current Assets......................          $ 2,098       $ 4,104
       Inventory of real estate............           28,468        32,815
       Other assets........................            2,032         1,590
                                                     -------       -------
         Total.............................          $32,598       $38,509
                                                     =======       =======
      Combined Liabilities and Partner's Capital
       Current liabilities.................          $ 2,912       $ 2,709
       Customer deposits on house sales....            3,522         4,794
       Mortgage notes payable..............           15,117        20,593
       Partners' capital accounts..........           11,047        10,413
                                                     -------       -------
         Total.............................          $32,598       $38,509
                                                     =======       =======

            During 1996 and 1995, in accordance with the partnership agreements, the Company made capital contributions to the joint ventures in excess of its proportionate ownership interests. The Partnership agreements provide for the Company to receive preferential income and cash distributions until the Company's invested capital is proportionate to its ownership interests.

                        Combined Statements of Operations

                                                      1996          1995
                                                    --------       -------
                                                    (Dollars in Thousands)
      Revenues
       House sales.........................         $ 61,781      $ 51,748
       Land sale...........................            3,173
       Sale of rental apartment property...                         15,205
       Other Income........................              222         1,153
                                                    --------       -------
           Total...........................           65,176        68,106
                                                    --------       -------

      Cost and Expenses
       Cost of house sales.................           50,621        42,871
       Cost of land sold...................            3,150
       Cost of sale of rental apartment
       property............................                         12,570
       Other expenses......................            5,231         5,048
                                                    --------       -------
           Total...........................           59,002        60,489
                                                    --------       -------

      Net Income..........................          $  6,174       $ 7,617
                                                    ========       =======

      In addition, the Company had an ownership interest in a joint venture that owned a self-storage mini-warehouse in New York. The joint venture had $8,943,000 in assets with $8,183,000 in liabilities at December 31, 1995. The joint venture sold the warehouse on March 15, 1996. The loss on sale of the warehouse is included in the Statement of Operations for the year ended December 31, 1995.

5.    PROPERTY AND EQUIPMENT

      Property and equipment are summarized as follows:

                                                      1996          1995
                                                     -------       -------
                                                     (Dollars in Thousands)

       Machinery and equipment.............          $ 2,218       $ 2,103
       Furniture, fixtures and leasehold
       improvements........................           10,431         9,347
                                                     -------       -------
           Total...........................           12,649        11,450
      Less accumulated depreciation........            8,724         7,828
                                                     -------       -------

           Net.............................          $ 3,925       $ 3,622
                                                     =======       =======

6.    OTHER ASSETS

            Other assets are summarized as follows:

                                                       1996         1995
                                                     -------       -------
                                                     (Dollars in Thousands)

      Investments in real estate...........          $ 2,999       $ 1,102
      Prepaid development costs............            3,992         3,187
      Deferred selling costs...............            2,711         1,738
      Preacquisition costs.................            2,595         1,751
      Other................................            2,770         2,709
                                                     -------       -------

         Total.............................          $15,067       $10,487
                                                     =======       =======

            Pursuant to a Memorandum of Understanding between the Company and the City of New York, the Company has been designated as the developer of a mixed use project known as Gateway Estates in Brooklyn, New York, currently anticipated to consist of a shopping center, housing and related components. The project is in the plan/development stage and requires various government agency approvals. Milstein Properties, in which Paul Milstein (the Company's Chairman of the Board) and members of his family are the principal owners, is the Company's 35% joint venture partner in the project. Costs incurred by the Company for this project are included in prepaid development costs above.

            On December 14, 1995, a limited partnership in which the Company is a general partner owning a HUD financed housing project on the upper West Side of Manhattan refinanced the project, under HUD's preservation program, in return for maintaining the project as affordable housing for its remaining useful life. At the closing, the Company received approximately $3,000,000 most of which represents fees, with the remainder attributable to repayment of sums owed, return of capital, and partnership distributive share of refinancing proceeds. Fee income attributable to this transaction are included in 1995 revenues.

7.    INCOME TAXES

            The Company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of the following:

                                                 1996       1995       1994
                                                ------     ------     -------
                                                   (Dollars in Thousands)

      Federal taxes:
       Current.............................     $  303     $  108
       Deferred............................      2,109      2,272     $   161
      State and foreign taxes:
       Current.............................      3,158      2,568       3,628
       Deferred............................        276         64         358
                                                ------     ------     -------

         Total.............................     $5,846     $5,012     $ 4,147
                                                ======     ======     =======

            At December 31, 1996 the Company had fully utilized its net tax operating loss carryforward.

            Cash payments for income taxes during the years ended December 31, 1996, 1995 and 1994 were $3,979,000, $2,630,000 and $5,195,000, respectively.

            The effective tax rate was different from the statutory Federal tax rate for the following reasons:
                                                1996        1995        1994
                                                ----        ----        ----

      Statutory Federal tax rate...........     34.0%       34.0%      34.0%
      Increase resulting from:
       Repatriation of Puerto Rico earnings      8.2
       State and foreign taxes, net of
        Federal tax benefit................     15.1         6.5        6.2
                                                ----       -----      -----

      Effective tax rate...................     57.3%       40.5%      40.2%
                                                ====        ====       ====

            The Company had an unusually high effective tax rate of 57.3% for the year ended December 31, 1996. The increased tax rate, which had no significant cash impact on the Company, resulted mainly from the repatriation of profits from a Puerto Rico subsidiary, which resulted in the utilization of the Company's remaining net tax operating loss carryforward.

            Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The tax effect of each type of temporary difference that gave rise to the Company's net deferred tax liability is as follows:

                                               December 31       December 31
                                                   1996              1995
                                                 --------          --------
                                                     Asset (Liability)
                                                       (In Thousands)
      Investments in and sales of limited
       partnership interests................     $(13,167)         $(11,576)
      Net tax operating loss carryforward...                          3,107
      Capitalized interest and overhead.....        1,616              (838)
      Alternative minimum tax and other
       miscellaneous Federal tax credits....        3,073             2,712
      Deferred selling costs................         (227)             (831)
      Pension liability adjustment..........          894             1,073
      Other.................................       (1,131)              (24)
                                                 --------          --------
      Net deferred income tax liability.....     $ (8,942)         $ (6,377)
                                                 ========          ========

            Total deferred tax assets and liabilities were $10,352,000 and $17,479,000, respectively, at December 31, 1996 and $10,288,000 and
      $16,665,000, respectively, at December 31, 1995. Included in deferred tax assets are foreign tax credits of $1,815,000 at December 31, 1996 which are fully offset by a valuation allowance of equal amount. No valuation allowance was required for deferred tax assets at December 31, 1995.

8.    DEBT

            Notes, mortgages payable and long-term obligations are summarized as follows:

                                                                 1996        1995
                                                               -------     -------
                                                              (Dollars in Thousands)
      Subordinated promissory notes, at a rate of 15% per
       annum, payable 1997 (A) .............................   $ 1,467     $ 2,934
      Note payable under credit facility agreement, 2%
       over LIBOR (interest rate of 7.50% at December 31,
       1996) (B) ...........................................     2,125
      Note payable under a term loan, 2% over LIBOR
       (interest rate of 7.50% at December 31,
       1996) (C) ...........................................     1,500
      Notes payable under credit facility agreements, 1%
        over prime (interest rate of 9.25% at December 31,
       1996) (D) ...........................................     9,000      14,400
      Notes payable under credit facility agreement,
       interest rate that approximates 1% under prime,
       (interest rate of 7.56% at December 31, 1996)(E) ....    15,800      10,000
      Mortgage notes payable, interest of 1% over prime
       (interest rate of 9.25% at December 31, 1996) (F) ...    13,456
      Mortgage notes payable, interest of 1% over prime
       (interest rate of 9.25% at December 31, 1996) (G) ...     8,412
      GNMA matched payments serial notes at interest
       rates between 9% and 10% with remaining
       maturities up to 20 years (H) .......................     1,400       1,571
      Mortgage notes payable, interest rate of 1% over
       prime (interest rate of 9.25%
       at December 31, 1996) (I) ...........................     4,798       6,000
      Mortgage notes payable, interest rate of 1% over
       prime (interest rate of 9.25%
       at December 31, 1996) (J) ...........................     1,198       3,516
      Note payable under credit facility agreement,
       interest rate that approximates 1% under
       prime (interest rate of 7.56% at
      December 31, 1996) (K) ...............................     3,000       2,500
      Other mortgage notes payable at interest rates
       between 6.75% and 9.5% due in installments
       through April, 1997 .................................                   925
                                                               -------     -------

         Total .............................................   $62,156     $41,846
                                                               =======     =======

      Classified in statements of consolidated financial
      position as:
       Current portion of long-term obligations ............   $ 9,126     $ 7,387
       Long-term obligations ...............................    53,030      34,459
                                                               -------     -------
         Total .............................................   $62,156     $41,846
                                                               =======     =======

      (A) On December 31, 1990, the Company redeemed all of its $5.81 cumulative convertible preferred stock and issued to the preferred shareholders six equal subordinated promissory notes in the aggregate principal amount of $8,800,000, maturing 1992 through 1997. The notes bear simple interest at the rate of 15% per annum. In March 1997 the Company paid the final promissory note in the amount of $1,466,667.

      (B) In November 1995 the Company entered into a credit agreement to provide working capital in the amount of $3,000,000. In March 1997 the $3,000,000 credit agreement was modified to increase the line of credit to $8,000,000. In connection with the credit agreement, the Company pledged as security the stock of one of its subsidiaries and, in addition, is required to maintain certain covenants during the term of the loan. The loan matures in July 1997.

      (C) In July 1996 the Company entered into a term loan to provide additional working capital in the amount of $1,500,000. The Company pledged as security the stock of one of its subsidiaries and, in addition, is required to maintain certain covenants during the term of the loan. The loan matures in February 1998.

      (D) In January 1996 the Company repaid the $14,400,000 note from proceeds of a $10,000,000 unsecured term note and from working capital. The unsecured term note requires semi-annual principal payments of $1,000,000 and $1,500,000 in July and January, respectively, through January 2000. The term note credit agreement requires the Company to maintain certain financial covenants during the term of the loan.

      (E) In March 1996 the Company renewed its unsecured revolving credit agreement to finance its Puerto Rico homebuilding operations for an additional three years. The credit agreement provides for available loans up to $15,000,000. During August, 1996, the $15,000,000 credit agreement was modified to increase the line of credit to $21,000,000. The additional $6,000,000 line of credit is secured by mortgage notes on real property located in Puerto Rico. The credit agreement requires the Company's Puerto Rico subsidiary to maintain certain financial covenants during the term of the agreement.

      (F) During 1996 a majority owned Partnership of the Company entered into a loan agreement to provide financing for the acquisition and site improvement of property and financing for construction of residential units. The loan agreement provides for advances on a revolving loan basis up to a maximum outstanding balance of $19,500,000 and is secured by a mortgage on the property including improvements. Principal payments are required as homes are delivered. The loan matures in June 2002.

      (G) During 1996 the Company entered into a loan agreement to provide financing for the acquisition and site improvement of property and financing for construction of residential units. The loan agreement provides for advances on a revolving loan basis up to a maximum outstanding balance of $28,700,000 and is secured by a mortgage on the property including all improvements. The loan matures in April 2000.

      (H) On December 31, 1996 and 1995, respectively, the Company had loans totaling $1,400,000 and $1,571,000 (secured by a pledge of GNMA certificates in the same amount) through the issuance of long-term debentures by a subsidiary of a non-profit community development corporation in Puerto Rico. Both the short-term loans and debentures, which are secured by mortgage notes receivable pooled into GNMA certificates, bear interest at rates lower than the interest rates on such mortgage receivables.

      (I) During 1995 the Company entered into a loan agreement to provide financing for the acquisition and site improvement of property and financing for construction of residential units. The loan agreement provides for advances on a revolving loan basis up to a maximum outstanding balance of $11,250,000 and is secured by a mortgage on the property including all improvements. Principal payments are required as homes are delivered. The loan matures in September 1998.

      (J) During 1994 the Company entered into a loan agreement to provide financing for the acquisition and site improvement of property and financing for construction of residential units. The loan agreement provides for advances on a revolving loan basis up to a maximum outstanding balance of $6,300,000 and is secured by a mortgage on the property including all improvements. Principal payments are required as homes are delivered. The loan matures in April 1998.

      (K) During 1995 the Company entered into a credit agreement to provide an unsecured revolving line of credit of $3,000,000 to finance its Puerto Rico mortgage operations. The credit agreement requires the Company's Puerto Rico subsidiary to maintain certain financial covenants during the term of the agreement.
      The loan matures in October 1997.

                  Notes and mortgages payable were collateralized by inventory of real estate and mortgage notes receivable with net carrying values aggregating $61,207,000 and $33,851,000 at December 31, 1996 and 1995,
      respectively.

                  Certain of the debt instruments associated with joint ventures require guarantees of the related indebtedness by the Company. At December 31, 1996 and 1995, the Company's guarantees on outstanding joint venture indebtedness were $9,425,000 and $2,405,000, respectively.

                  Debt obligations are scheduled to mature as follows:
      $9,126,000 in 1997, $10,033,000 in 1998, $19,341,000 in 1999, $9,957,000
      in 2000, $50,000 in 2001 and $13,649,000 thereafter. Certain mortgage notes contain provisions for reducing the principal as individual homes are sold by the Company.

                  Interest paid for the years ended December 31, 1996, 1995 and 1994 was $5,018,000, $3,722,000 and $3,402,000, respectively. The weighted average interest rate on the Company's debt was 9.01% and 9.22% for the years ended December 31, 1996 and 1995, respectively.

                  As of December 31, 1996, the Company had outstanding letters of credit totalling approximately $890,000 on which there are service charges ranging from 0.5% to 1.5% on the outstanding balances. The Company in the normal course of business obtains payment and performance bonds and financial security bonds in connection with its construction and development activities.

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

                  As of December 31, 1996, the Plan held equity securities, fixed income securities, life insurance policies and short-term investments. Assumed average future rate of return on Plan assets was 8.00% and 8.75% for the years ended December 31, 1996 and 1995, respectively, and the projected benefit obligation was based on 7.50% and 7.25% assumed discount rates at December 31, 1996 and 1995, respectively.

                  The net periodic pension cost was $141,000 for the year ended December 31, 1994. The components of net periodic pension cost for the years ended December 31, 1996 and 1995 are as follows:

      Cost component:                                  1996            1995
                                                     --------        --------

            Interest cost..........................  $569,000        $548,000
            Actual return on plan assets...........  (678,000)       (714,000)
            Net amortization and deferral..........   292,000         270,000
                                                     --------        --------

            Net periodic pension cost..............  $183,000        $104,000
                                                     ========        ========

                  The following table sets forth the Plan's funded status as of December 31, 1996 and 1995:
      Cost component:                                  1996            1995
                                                     --------        --------

      Actuarial present value of accumulated
       benefit obligation:
            Vested.................................$7,895,000      $8,204,000
            Nonvested..............................     8,000          16,000
                                                   ------------   -----------
               Total...............................$7,903,000      $8,220,000
                                                   ==========      ==========

      Projected benefit obligation for service
       rendered to date............................$7,903,000      $8,220,000
      Plan assets at fair value.................... 6,809,000       6,197,000
                                                   ----------      ----------
      Projected benefit obligation in excess
       of plan assets.............................. 1,094,000       2,023,000
      Unrecognized net loss........................(2,344,000)     (2,833,000)
      Unrecognized net asset at date of transition.   123,000         167,000
      Additional minimum liability................. 2,221,000       2,666,000
                                                   ----------      ----------

      Accrued pension cost.........................$1,094,000      $2,023,000
                                                   ==========      ==========

                  In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1996 and 1995. A corresponding amount, net of income tax benefit of $894,000 and $1,073,000 was recorded as a separate reduction to stockholders' equity in 1996 and 1995, respectively.

                  The significant decrease in accrued pension cost is primarily attributable to employer contributions during 1996.

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

10.   SEGMENT INFORMATION

                  The Company's operations consist of (i) the development, management and ownership of real estate properties; (ii) the single-family home and garden apartment development and electronic security surveillance business conducted through its Levitt subsidiary in Florida and Puerto Rico; (iii) the mortgage credit business conducted through its Levitt Mortgage subsidiary in Puerto Rico and Florida; and (iv) the supplying of construction services through its HRH subsidiary. The Company groups its business into these four segments. The following table sets forth the Company's revenues and operating profit attributable to the respective segments of its operations for each of the years 1994 through 1996, and the identifiable assets attributable to the respective segments as at the end of each of those years:

                                      DEVELOPMENT                                                  HRH
                                     MANAGEMENT AND        LEVITT              LEVITT         CONSTRUCTION
                                       OWNERSHIP         CORPORATION        MORTGAGE CORP.     CORPORATION         CONSOLIDATED
                                        -------            --------            -------            -------            --------
                                                                       (Dollars in Thousands)
1996
----

Revenues ...................            $26,402            $101,660            $ 6,304            $32,916            $167,282
                                        =======            ========            =======            =======            ========

Operating profit (1) .......            $ 1,255            $  9,244            $ 1,596            $ 1,415            $ 13,510
                                        =======            ========            =======            =======

General corporate expenses .                                                                                            3,309
                                                                                                                     --------

Income before income taxes .                                                                                         $ 10,201
                                                                                                                     ========

Identifiable assets ........            $16,590            $114,814            $ 8,851            $26,717            $166,972
                                        =======            ========            =======            =======            ========
1995
----

Revenues ...................            $26,647            $ 97,365            $ 5,513            $ 9,422            $138,947
                                        =======            ========            =======            =======            ========

Operating profit (1) .......            $ 1,533            $  9,115            $ 1,708            $ 3,241            $ 15,597
                                        =======            ========            =======            =======

General corporate expenses .                                                                                            3,220
                                                                                                                     --------

Income before income taxes .                                                                                         $ 12,377
                                                                                                                     ========

Identifiable assets ........            $17,373            $ 83,751            $11,880            $13,205            $126,209
                                        =======            ========            =======            =======            ========
1994
----

Revenues ...................            $25,635            $107,375            $ 4,047            $ 4,278            $141,335
                                        =======            ========            =======            =======            ========

Operating profit (1) .......            $ 2,575            $  9,217            $   868            $   309            $ 12,696
                                        =======            ========            =======            =======

General corporate expenses .                                                                                            2,663
                                                                                                                     --------

Income before income taxes .                                                                                         $ 10,306
                                                                                                                     ========

Identifiable assets ........            $20,539            $ 74,081            $11,342            $10,305            $116,267
                                        =======            ========            =======            =======            ========

(1) Operating profit is comprised of revenues less operating expenses. In computing operating profit, general corporate expenses and income taxes have not been deducted.

(2) There were no customers from which the Company derived more than 10% of its revenues in 1996, 1995 or 1994.

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

                  The Company's HRH subsidiary in the ordinary course of business is required to furnish payment and performance bonds assuring payment to subcontractors.

                  Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,290,000, $1,336,000 and $1,133,000, respectively. At December
       31, 1996 the Company and its subsidiaries are committed under long-term operating leases expiring at various dates through 2002. The minimum rentals are $1,489,000 in 1997, $1,639,000 in 1998, $1,486,000 in 1999,
       $1,294,000 in 2000, $1,072,000 in 2001 and $1,072,000 thereafter or an aggregate of $8,052,000.

                  The Company is involved in litigation and claims incident to the normal conduct of its business. Management believes that such litigation and claims will not have a materially adverse effect on the Company's financial statements.

12.    QUARTERLY FINANCIAL DATA (Unaudited)

                  The quarterly financial data are set forth below (dollars in thousands, except per share amounts):

                                      1996       1996         1996        1996       Annual
                                    March 31    June 30     Sept. 30    Dec. 31      Amount
                                    -------     -------     -------     -------     --------
Revenues ......................     $35,508     $37,523     $35,699     $58,552     $167,282
Income from construction
 contracts and related revenues      15,837      16,291      14,761      20,108       66,997
Income before income
 taxes ........................       2,050       2,480       2,800       2,871       10,201
Net income ....................       1,168       1,366       1,512         309        4,355

Earnings per common share .....     $   .19     $   .22     $   .25     $   .04     $    .70

                                      1995       1995         1995        1995       Annual
                                    March 31    June 30     Sept. 30    Dec. 31      Amount
                                    -------     -------     -------     -------     --------
Revenues ......................     $30,281     $23,401     $32,805     $52,460     $138,947
Income from construction
 contracts and related revenues      13,379      13,356      15,751      22,756       65,352
Income before income
 taxes ........................       1,735       1,955       3,017       5,670       12,377
Net income ....................         989       1,114       1,796       3,466        7,365

Earnings per common share .....     $   .16     $   .18     $   .28     $   .56     $   1.18

                  Certain quarterly amounts have been reclassified to conform with the annual presentation.

                                                                    Schedule III

                              STARRETT CORPORATION
                              (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL POSITION
                           December 31, 1996 and 1995
                                 (In Thousands)

                                                        1996           1995
                                                      --------        -------
Assets:

  Cash and cash equivalents ....................      $    484        $ 2,162
  Investments in subsidiaries, at
   equity in underlying net assets..............        90,695         84,800
  Other assets..................................        10,022          8,689
                                                      --------        -------

          TOTAL.................................      $101,201        $95,651
                                                      ========        =======

Liabilities and Stockholders' Equity:

  Liabilities payable within one year...........      $  6,624        $ 5,149
  Advances from subsidiaries....................        30,696         31,539
  Deferred income taxes.........................         7,376          5,499
  Other liabilities.............................         1,311          1,326
  Stockholders' equity..........................        55,194         52,138
                                                      --------        -------

          TOTAL.................................      $101,201        $95,651
                                                      ========        =======

                              STARRETT CORPORATION
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (In Thousands)

                                               1996        1995        1994
                                              -------     -------     -------

Revenues...................................   $   666     $ 1,053     $ 1,046
General and administrative expenses........    (3,309)     (3,220)     (2,663)
Other costs................................       (11)       (899)        (33)
Interest...................................      (415)       (451)       (660)
Income taxes...............................      (110)      1,455       1,111
                                              -------     -------     -------
Loss before equity in earnings
 of subsidiaries...........................    (3,179)     (2,062)     (1,199)
Equity in earnings of subsidiaries.........     7,534       9,427       7,358
                                              -------     -------     -------

          Net Income.......................   $ 4,355     $ 7,365     $ 6,159
                                              =======     =======     =======

                                                                    Schedule III

                              STARRETT CORPORATION
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                               1996         1995        1994
                                             --------     -------     -------

OPERATING ACTIVITIES:
Net Income.................................  $  4,355     $ 7,365     $ 6,159
 Adjustments to Reconcile Net Income to
  Net Cash Used In Operating Activities:
 Changes not affecting cash................    (5,657)     (8,340)     (7,488)

Changes in Operating Assets and Liabilities:
 Liabilities payable within one year.......     2,942      (2,333)        228
 Advances from subsidiaries................      (843)      1,263      (1,242)
 Other assets..............................    (1,333)       (592)        106
 Other liabilities.........................       251        (525)     (1,089)
                                             --------     -------     -------

Net Cash Used In Operating Activities......      (285)     (3,162)     (3.326)
                                             --------     -------     -------
FINANCING ACTIVITIES:
Payment of Promissory Notes................    (1,467)     (1,466)     (1,467)
Payment of Cash Dividend to Common
 Stockholders..............................    (1,565)     (1,565)       (391)
Distributions from subsidiaries............     1,639       2,218
                                             --------     -------     -------

Net Cash used in Financing Activities......    (1,393)      ( 813)     (1,858)
                                             --------     -------     -------
Net Decrease in Cash and
 Cash Equivalents..........................    (1,678)     (3,975)     (5,184)

Cash and Cash Equivalents Beginning of Year     2,162       6,137      11,321
                                             --------     -------     -------

Cash and Cash Equivalents End of Year......  $    484     $ 2,162     $ 6,137
                                             ========     =======     =======

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STARRETT CORPORATION


Date:  March 28, 1997                      BY s/ Paul Milstein
                                              -------------------------------
                                                 Paul Milstein
                                                 Chairman of the Board

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 28, 1997                      By s/ Paul Milstein
                                              -------------------------------
                                                 Paul Milstein, Principal
                                                 Director

Date:  March 28, 1997                      By s/ Lewis A. Weinfeld
                                              -------------------------------
                                                 Lewis A. Weinfeld, Principal
                                                 Financial and Accounting
                                                 Officer

Date:  March 28, 1997                      By s/ Henry Benach
                                              -------------------------------
                                                 Henry Benach, Director

Date:  March 28, 1997                      By s/ John Zuccotti
                                              -------------------------------
                                                 John Zuccotti, Director

Date:  March 28, 1997                      By s/ Robert Berne
                                              -------------------------------
                                                 Robert Berne, Director

Date:  March 28, 1997                      By s/ Irving R. Fischer
                                              -------------------------------
                                                 Irving R. Fischer, Director

Date:  March 28, 1997                      By s/ Robert C. Rosenberg
                                              -------------------------------
                                                 Robert C. Rosenberg, Director

Date:  March 28, 1997                      By s/ Elliott M. Wiener
                                              -------------------------------
                                                 Elliott M. Wiener, Director

                              STARRETT CORPORATION

                                    EXHIBITS

                                DECEMBER 31, 1996

                          COMMISSION FILE NUMBER 1-6736

                              STARRETT CORPORATION
                                  EXHIBIT INDEX

Exhibit                                                                     Page
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

10(a)(1) Amended and Restated Agreement, dated as of January 5, 1992, between Henry Benach and the
                  Registrant (filed as Exhibit 10(c)(1) to the
                  Registrant's Form 10-K for 1991 and
                  incorporated herein by reference).

10(b)(2)          Incentive Compensation Agreement, dated as of
                  January 5, 1989, between Henry Benach and the
                  Registrant (filed as Exhibit 10(c)(2) to
                  Registrant's Form 10-K for 1989 and
                  incorporated herein by reference).

10(c)(1) Employment Agreement, dated as of June 1, 1981, between Irving R. Fischer and the Registrant (filed as Exhibit 10(f)(2) to the Registrant's Form 10-K for 1981 and incorporated herein by reference).

10(c)(2) Amendment, dated as of January 3, 1986, to the Employment Agreement between Irving R. Fischer and the Registrant (filed as Exhibit 10(d)(5) to Registrant's Registration Statement on Form S-4 dated September 16, 1988 and incorporated herein by reference).

10(c)(3) Incentive Compensation Agreement, dated as of January 3, 1986, between Irving R. Fischer and the Registrant (filed as Exhibit 10(d)(6) to Registrant's Registration Statement on Form S-4 dated September 16, 1988 and incorporated herein by reference).

10(c)(4)          Restricted Stock Agreement, dated as of October
                  27, 1987, between Irving R. Fischer and the
                  Registrant (filed as Exhibit 10(d)(4) to
                  Registrant's Form 10-K for 1987 and
                  incorporated herein by reference).

Exhibit                                                                     Page
-------                                                                     ----

10(c)(5) Extension dated December 30, 1991 to Employment and Incentive Compensation Agreements of Irving
                  R. Fischer (filed as Exhibit 10(e)(5) to the
                  Registrant's Form 10-K for 1991 and
                  incorporated herein by reference).

10(c)(6)          Employment Agreement, dated April 10, 1996,                 52
                  between Irving R. Fischer and the Registrant.*

10(h)(i)          Employment Agreement, dated January 1, 1997                 53
                  between Elliot M. Wiener and Levitt.*

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

Exhibit                                                                     Page
-------                                                                     ----

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

10(j)(viii)       Amendment to Payment Allocation, Contribution
                  and Indemnification Agreement, dated as of February 28, 1989, a Second Amendment thereto

Exhibit                                                                     Page
-------                                                                     ----

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

10(l)(i) Credit Agreement and Guarantee - Levitt Homes Incorporated, Levitt Corporation, Et Al., and Ohio Savings Bank, F.S.B. (filed as Exhibit 10(l)(vii) to Registrant's Form 10-K for 1995 and incorporated herein by reference).

10(m)(i)          Promissory Note and Guarantee - Starrett                    66
                  Corporation, HRH Construction Corporation,
                  Grenadier Realty Corp and Chemical Bank, dated
                  November 28, 1995.*

10(m)(ii)         Note Modification Agreement - Starrett                      81
                  Corporation, HRH Construction Corporation,
                  Grenadier Realty Corp and the Chase Manhattan
                  Bank, Chemical Bank of Promissory Note and
                  Guarantee dated November 28, 1995, on July 23,
                  1996.*

10(m)(iii)        Term Loan - Starrett Corporation, HRH                       85
                  Construction Corporation, Grenadier Realty Corp and Chase Bank (Formally Chemical Bank), dated
                  July 23, 1996.*


11(a)             Exhibit Setting Forth the Computation of                    99
                  Primary Earnings Per Share Information.*

22 List of Subsidiaries of the Registrant (filed as Exhibit 22 to Registrant's Form 10-K for
                  1987 and incorporated herein by reference).

27                Financial Data Schedule.*                                  100

Note: The Exhibits which have not previously been filed are marked with an asterisk (*).