Form 10-K405/A
period 1996-12-31
STARRETT CORP /NY/
filed 1997-04-29
CIK 93675

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

For the fiscal year ended December 31, 1996 or

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


                              Page 1 of 8 Pages

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

                  Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the closing price on the American Stock Exchange ("AMEX") on March 20, 1997: $22,910,951. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, executive officers and 5% shareholders of the Company; certain of such persons disclaim that they are affiliates of the Company.)

                  Indicate the number of shares outstanding of each of the Company's classes of common stock as of the latest practicable date:

                  6,566,402 shares of Common Stock, par value $1.00 per share, were outstanding as of December 31, 1996


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                  Paul Milstein has been active for more than five years as a real estate developer and investor. Irving R. Fischer, who served as Chief Executive Officer and Chairman of the Board of HRH Construction Corporation until August 1995, served in such capacity for more than five years. Henry Benach, who served as Chairman of the Board of the Corporation until December 31, 1993, served in such position for more than five years. Mr. Benach remains a director of the Corporation, and is also a director of M.I. Fund, Inc. Robert Berne has been active for more than five years as a real estate investor and developer. His development activities during this period have primarily involved projects in which Paul Milstein and members of his family were the principal investors. Robert C. Rosenberg was principally engaged as Chief Executive Officer and Chairman of the Board of Grenadier Realty Corp. for more than five years prior to his ceasing to hold such positions in April 1997. Elliott M. Wiener has been principally engaged as Chief Executive Officer and Chairman of the Board of Levitt Corporation for more than five years. John E. Zuccotti is a director or trustee of many boards, both corporate and not-for-profit, including Capstone Pharmacy Services, Inc., eight of the Dreyfus funds and Columbia University. Mr. Zuccotti is presently Chairman and CEO of World Financial Properties, Inc. and former President and CEO of Olympia & York Companies, (U.S.A.).

Item 11.  EXECUTIVE COMPENSATION

                  The following Summary Compensation Table includes individual compensation information for services rendered in all capacities during the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994 by the chief executive officer and the four other most highly paid executive officers in office on December 31, 1996 whose salary and bonus for the year ended December 31, 1996 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                             All Other
                                                                                           Compensation
                                                      Annual Compensation                       ($)
--------------------------------------------------------------------------------------------------------------
Name/Title                               Year          Salary               Bonus
                                                         ($)                  ($)
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Irving R. Fischer,                       1996          500,000              319,530            (2), (3)
                                         ------------------------------------------
President and Chief                      1995          300,000              388,928
                                         ------------------------------------------
Operating Officer                        1994          300,000              150,000
                                         ------------------------------------------
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Elliott M. Weiner,                       1996          300,000              304,311
                                         ------------------------------------------
Chairman of the                          1995          300,000              304,254
                                         ------------------------------------------
Board and Chief                          1994          250,000              300,000
                                         ------------------------------------------
Executive Officer of
Levitt Corporation
(1)
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Robert C. Rosenberg,                     1996          250,000               87,228                 (2)
                                         ------------------------------------------
Chairman of the                          1995          250,000              135,492
                                         ------------------------------------------
Board and Chief                          1994          200,000              133,942
                                         ------------------------------------------
Executive Officer of
Grenadier Realty
Corp. (1)(4)
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Lewis A. Weinfeld,                       1996          200,000              106,510                 (2)
                                         ------------------------------------------
Executive Vice                           1995          200,000              129,643
                                         ------------------------------------------
President, Chief                         1994          180,000              107,000
                                         ------------------------------------------
Financial Officer
and Secretary
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Frank Ross, Sr.,                         1996          250,000              153,800                 (2)
                                         ------------------------------------------
Chairman of the                          1995          250,000               80,000
                                         ------------------------------------------
Board and Chief                          1994          200,000                    0
                                         ------------------------------------------
Executive Officer of
HRH Construction
Corporation (1)
--------------------------------------------------------------------------------------------------------------

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

(4) Mr. Rosenberg has ceased to serve as Chairman of the Board and Chief Executive Officer of Grenadier Realty Corp.
         effective April 2, 1997.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

                  As of April 17, 1997, the following are the only persons known by the Company to own beneficially (as defined under applicable rules of the Securities and Exchange Commission) more than 5% of its outstanding Common Stock, in each case with the sole power to vote and dispose of the shares unless otherwise noted:

                                                   Amount and
                                    Title          Nature of           Percent
                                    of             Beneficial          of
Name and Address                    Class          Ownership           Class
----------------                    -----          ---------           -----

Paul Milstein, PIM Holding          Common         2,058,749           32.9%
Co., Seymour Milstein, SVM          Stock            shares (1)
Holding Co., Builtland
Partners, and the Milstein
Family Foundation
1271 Avenue of the Americas
New York, NY

Henry Benach                        Common           686,198           11.0%
909 Third Avenue                    Stock            shares (2)
New York, NY

Oded Aboodi, OEA Partners
and Kadima Partners                 Common           387,360            6.2%
75 Rockefeller Plaza                Stock            shares (3)
New York, NY

Dimension Fund                      Common           469,300            7.5%
Advisors Inc.                       Stock            shares
1299 Ocean Avenue
Santa Monica, CA

--------------------------


(1) According to the Schedules 13D filed with the SEC, as amended, and information subsequently supplied to the Company, the following shareholders have beneficial ownership of the Company's Common Stock as follows:

                  Builtland Partners ("Builtland"), a partnership beneficially owned by members of the Milstein family, owns directly 600,000 shares (or 9.6%) of the Company's Common Stock. Paul Milstein beneficially owns 898,120 shares (14.3%) including shares owned by PIM Holding Co. ("PIM") and, together with PIM, may be deemed to be a beneficial owner of shares owned by Builtland and 109,441 shares (1.8%) owned by Bradley Associates ("Bradley"), a partnership beneficially owned by members of the Milstein family. He (with PIM) disclaims beneficial ownership of more than 20% of the shares owned by Builtland or 28% of the shares owned by Bradley and all the shares owned by SVM Holding Co. ("SVM") described below. Seymour Milstein owns beneficially 210,051 shares (3.4%) owned by SVM and, together with SVM, may be deemed to be a beneficial owner of shares owned by Builtland and Bradley. He (with SVM) disclaims beneficial ownership of more than 20% of the shares owned by Builtland or 28% of the shares owned by Bradley and all of the shares owned by Paul Milstein and PIM. The Milstein Family Foundation (the "Foundation") owns directly 542,423 shares (or 8.7%) of the Company's Common Stock. Builtland, PIM, SVM, Paul Milstein, Seymour Milstein and the Foundation (the "Reporting Persons") disclaim beneficial ownership of 23,779 shares (0.4%) owned by SVM Foundation, and 81,535 shares (1.3%) that are beneficially owned by partners of Builtland who are not Reporting Persons and spouses of partners of Builtland (all of which shares are excluded from the above table).


(2) Excludes 1,050 shares owned by Shirlee Benach, Mr. Benach's wife, and 1,500 shares owned by The Henry and Shirlee Benach Foundation (the "Foundation"), of which Mr. Benach and his wife are officers and directors, but includes 242,900 shares owned by Benhome L.P., a limited partnership in which Mr. Benach is the general partner. Mr. Benach disclaims beneficial ownership of the shares owned by his wife and the Foundation.


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

Security Ownership of Management

                  The following table reflects the number of shares of Common Stock of the Company beneficially owned (as defined under the applicable rules of the Securities and Exchange Commission) by all directors and nominees, all named executive officers and all executive officers and directors as a group as of April 17, 1997, in each case with sole power to vote or dispose of the shares unless otherwise noted.


                                                                               Amount and
                                                          Title                 Nature of     Percent
                                                           of                  Beneficial       of
Name                                                      Class                 Ownership      Class
----                                                      -----                 ---------      -----
  Paul Milstein                                           Common                      (1)        (1)
                                                          Stock

  Irving R. Fischer                                       Common                   71,000        1.1%
                                                          Stock                    shares

  Lewis A. Weinfeld                                       Common                    9,707        0.2%
                                                          Stock                    shares

  Elliott M. Wiener                                       Common                   25,500        0.4%
                                                          Stock                    shares

  Robert C. Rosenberg                                     Common                    3,333       0.05%
                                                          Stock                    shares

  Murray Smith                                            Common                   36,000        0.5%
                                                          Stock                    shares

  Stephen R. Salup                                        Common                    1,000       0.02%
                                                          Stock                    shares

 All executive officers                                   Common                2,205,289       35.2%
 and directors as a group                                 Stock                    shares
 (including those named
 above)

---------------------

(1)      See Footnote (1) under Item 12 ("Principal Shareholders"), supra.

Item 13.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

                  Pursuant to a Memorandum of Understanding between the Corporation and the City of New York, the Corporation has been designated as the developer of a mixed use project known as Gateway Estates in Brooklyn, New York, currently anticipated to consist of a shopping center, housing and related components. The project is in the plan/development stages and requires various government agency approvals. Milstein Properties, in which Paul Milstein (the Company's Chairman of the Board) and members of his family are the principal owners, is the Company's 35% joint venture partner in the project.

                  The Corporation's Levitt subsidiary has leased approximately 8,800 square feet of office space in a building in Boca Raton, Florida, under a lease with a remaining two-year term. The building in which such space is located is owned by a partnership in which certain executives and employees of the Corporation and Levitt have an investment. Annual rental payments under the lease aggregate $151,200.

                  The Corporation's Grenadier Realty Corp. subsidiary manages a building indirectly owned by Paul Milstein and members of his family. Grenadier received a fee of $67,467 for such services during 1996, which was the amount of the fee approved by the New York City Department of Housing, Preservation and Development for that year. Grenadier also provides management services to a project in which Irving Fischer has an indirect .5% general partnership interest; Grenadier received $272,000 for such services during 1996.

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