Form 10-Q
period 1997-03-31
STARRETT CORP /NY/
filed 1997-05-15
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                      Commission File No. 1-6736


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


                        6,566,402 shares of common stock.

                     STARRETT CORPORATION AND SUBSIDIARIES


                               TABLE OF CONTENTS



                                                                              PAGE
                                                                              ----
Consolidated Financial Statements:

Statement of Consolidated Financial Position - March 31, 1997...........        3

Statement of Consolidated Financial Position - December 31, 1996........        4

Statements of Consolidated Operations - For the Three Months
 ended March 31, 1997 and 1996..........................................        5

Statements of Consolidated Stockholders' Equity - March 31, 1997
 and December 31, 1996..................................................        6

Statements of Consolidated Cash Flows - For the Three Months
 ended March 31, 1997 and 1996..........................................        7

Notes to Consolidated Financial Statements..............................        8

Management's Discussion of Financial Condition and
 Results of Operations..................................................        9

Part II - Item 6........................................................       12

Signatures..............................................................       13

Exhibit A -  Computation of Primary Earnings per Share - For the
             Three Months ended March 31, 1997 and 1996.................       14

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 MARCH 31, 1997
                                 (In Thousands)
                                   (Unaudited)

ASSETS:
Cash and cash equivalents ...............................       $  5,673
Cash Restricted .........................................          6,378
Receivables .............................................         41,952
Inventory of real estate ................................         97,414
Investments in real estate joint ventures ...............          5,262

Property and Equipment-Net ..............................          3,588
Other Assets ............................................         16,886
                                                                --------

         Total ..........................................       $177,153
                                                                ========
LIABILITIES AND EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable .......................................       $ 33,812
 Current portion of long-term obligations ...............          5,157
 Accrued liabilities ....................................         13,076
                                                                --------
         Total Liabilities Payable Within One Year ......         52,045

Deferred Income taxes ...................................          8,778
Deferred Revenues .......................................          1,311
Long-Term Obligations ...................................         57,925
                                                                --------

         Total ..........................................        120,059
                                                                --------

Minority Interest .......................................          2,088
 Stockholders' Equity
 Common stock-par value, $1.00; authorized, 18,000 shares          6,566
 Capital in excess of par value .........................         23,933
 Retained earnings ......................................         27,424
 Pension liability adjustment ...........................         (1,327)
 Shares held in treasury-at cost ........................         (1,590)
                                                                --------

 Stockholders' Equity ...................................         55,006
                                                                --------

         Total ..........................................       $177,153
                                                                ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                DECEMBER 31, 1996
                                 (In Thousands)

ASSETS:
Cash and Cash Equivalents ....................       $  8,662
Cash Restricted ..............................          4,487
Receivables ..................................         37,642
Inventory of Real Estate .....................         91,034
Investments in Joint Ventures ................          6,155
Property and Equipment-Net ...................          3,925
Other Assets .................................         15,067
                                                     --------

     Total ...................................       $166,972
                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable ...........................       $ 22,716
  Current portion of long-term obligations ...          9,126
  Accrued liabilities ........................         14,565
                                                     --------
     Total Liabilities Payable Within One Year         46,407

Deferred Income Taxes ........................          8,942
Other Liabilities ............................          1,311
Long-Term Obligations ........................         53,030
                                                     --------

     Total ...................................        109,690
                                                     --------
Commitments and Contingencies
Minority Interest ............................          2,088

Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares .............................          6,566
  Capital in excess of par value .............         23,933
  Retained earnings ..........................         27,612
  Pension liability adjustment ...............         (1,327)
  Shares held in treasury-at cost ............         (1,590)
                                                     --------

Stockholders' Equity .........................         55,194
                                                     --------

     Total ...................................       $166,972
                                                     ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
               For The Three Months Ended March 31, 1997 and 1996
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                1997          1996
                                              -------       -------
Revenues ..............................       $37,644       $34,590
Equity in Earnings of Joint Ventures ..           307           918
                                              -------       -------

     Total Revenues ...................        37,951        35,508

Construction Costs ....................        23,822        19,671
                                              -------       -------
Income from Construction Contracts and
 Related Revenues .....................        14,129        15,837
                                              -------       -------
Expenses:
 General and Administrative ...........         9,313         7,928
 Security Service Labor and Other Costs         2,071         2,596
 Selling ..............................         1,000         1,594
 Mortgage and Closing Costs ...........         1,257         1,597
 Interest .............................           123            72
                                              -------       -------

     Total ............................        13,764        13,787
                                              -------       -------

Income before Income Taxes ............           365         2,050
Income Taxes ..........................           162           882
                                              -------       -------

Net Income ............................       $   203       $ 1,168
                                              =======       =======

Earnings per Common Share .............       $   .03       $   .19
                                              =======       =======

Weighted Average Number of Shares .....         6,261         6,261
                                              =======       =======

Cash Dividends per Share ..............       $ .0625       $ .0625
                                              =======       =======


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                  March 31,     December 31,
                                                    1997            1996
                                                  ---------     ------------
Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,402 shares       $ 6,566        $ 6,566

Capital in Excess of Par Value .............        23,933         23,933

Retained Earnings ..........................        27,424         27,612

Pension Liability Adjustment ...............        (1,327)        (1,327)

Less: Shares Held in Treasury - at cost;
      1997 and 1996, 305,442
      shares ...............................        (1,590)        (1,590)
                                                   -------        -------

Stockholders' Equity .......................       $55,006        $55,194
                                                   =======        =======

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               For The Three Months Ended March 31, 1997 and 1996
                                 (In Thousands)
                                   (Unaudited)

                                                            1997            1996
                                                          --------        --------
OPERATING ACTIVITIES:
Net Income ........................................       $    203        $  1,168
Adjustments to Reconcile Net Income to Net Cash
 (Used In) Provided by Operating Activities:
  Depreciation and amortization ...................            798             815
  Deferred income taxes ...........................           (164)             87
  Equity in earnings in joint ventures ............           (307)           (919)

  Changes in Operating Assets and Liabilities:
   Cash Restricted ................................         (1,891)           (152)
   Receivables ....................................         (4,310)            608
   Inventories ....................................         (6,380)          2,511
   Account payable ................................         11,096             997
   Other assets ...................................         (2,046)         (2,596)
   Accrued liabilities ............................         (1,489)            731
                                                          --------        --------

Net Cash (Used In) Provided by Operating Activities         (4,490)          3,250
                                                          --------        --------
INVESTING ACTIVITIES:
Distributions From Joint Ventures .................          1,201           2,810
Purchase of Property and Equipment ................           (235)           (538)
                                                          --------        --------

Net Cash Provided by Investing Activities .........            966           2,272
                                                          --------        --------
FINANCING ACTIVITIES:
Repayment of Long Term Obligations ................        (10,084)        (21,994)
Proceeds from Long Term Obligations ...............         11,010          15,039
Payment of Cash Dividends to Common
 Stockholders .....................................           (391)           (391)
                                                          --------        --------

Net Cash Provided by (Used In) Financing Activities            535          (7,346)
                                                          --------        --------

Net Decrease in Cash and Cash Equivalents .........         (2,989)         (1,824)

Cash and Cash Equivalents Beginning of Period .....          8,662          10,762
                                                          --------        --------

Cash and Cash Equivalents End of Period ...........       $  5,673        $  8,938
                                                          ========        ========


                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying consolidated financial statements of Starrett Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the three months ended March 31, 1997 and 1996 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1996 amounts have been reclassified to conform with the 1997 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Company's 1997 year-end financial statements. The Company's management has determined that this standard will not have a significant impact on the Company's computation or presentation of net income per common share.

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996


         During the three months ended March 31, 1997 the Company had income before income taxes of $365,000 as compared with $2,050,000 in 1996, and net income of $203,000 or $.03 a share for the three months ended March 31, 1997 as compared with $1,168,000 or $.19 a share for the similar period in 1996.

         The decrease in income was attributable to Levitt, the Company's single family home-building subsidiary and Grenadier, the Company's management subsidiary.

         Levitt's revenues decreased $6,747,000 for the period ended March 31, 1997 as compared to the similar period in 1996, but this decrease was offset by a $10,457,000 increase in revenues from HRH, the Company's construction subsidiary, on construction performed as a general contractor. While in prior years the Company provided services primarily as a construction manager, whereby for accounting purposes only the net fees earned are reported on the Statement of Operations, in 1997 the Company increased the volume of work it performs as a general contractor. In its role as general contractor, the Company assumes additional risk and, in accordance with accounting guidelines, reflects construction volume on a gross basis in the Statement of Operations.

         House sales decreased during the three months ended March 31, 1997 as compared to 1996, due to lower deliveries in both Levitt's Puerto Rico and Florida regions. The decrease in deliveries in Puerto Rico was caused by construction delays resulting from excessive rains during the fourth quarter of 1996 and the first quarter of 1997. The decrease in deliveries in Florida was due to the timing of communities nearing completion and the introduction of new projects and product lines. Levitt expects increased revenues as homes in the new projects are completed during the third and fourth quarter of 1997.

         Levitt's equity in earnings of joint ventures decreased $611,000 for the three months ended March 31, 1997 as compared to the same period in 1996, primarily due to a decrease in home deliveries in the joint venture communities which are nearing completion.

         Levitt's backlog of homes contracted for sale at March 31, 1997 was $114,812,000 compared to $117,411,000 at March 31, 1996. Included in Levitt's sales backlog at March 31, 1997 and 1996 is $44,367,000 and $43,279,000,
respectively, which constitutes the full backlog from joint ventures in which Levitt has interests ranging from 50% to 75%.

         Grenadier reported a decrease in operating income which commenced in the fourth quarter of 1996 and continues into 1997, due to the assumption by Grenadier of certain administrative expenses previously reimbursed under a management contract and the loss of a major security service contract in one of its subsidiaries.

         HRH Construction Corporation continued to increase profitability and maintained its backlog of fees.

         General and administrative expenses increased $1,385,000 for three months ended March 31, 1997 principally due to the expansion of HRH into the interiors construction business, but also to the expansion of operations in all other segments of the Company's business.

         Security service labor and other costs decreased $525,000 as a result of the loss of a major security contract and the reduction of security forces.

         Selling, mortgage and closing costs decreased by $934,000 resulting from the decrease in house sales in Levitt Corporation.

Financial Condition and Capital Resources

         The Company generally meets its short-term financing needs with cash generated from operations and funds available under several unsecured credit agreements. On January 31, 1996, Levitt satisfied a $14,400,000 unsecured credit facility through a $4,400,000 payment from working capital and a $10,000,000 payment from an unsecured term loan. The new loan requires semi-annual principal payments of $1,000,000 and $1,500,000 in July and January, respectively, through January 2000.

         Homebuilding Operations

         The Company generally meets its land acquisition, development and construction needs through mortgage loans and unsecured revolving credit facilities. During March 1996, the Company renewed and extended its $15,000,000 revolving unsecured credit agreement used to finance its Puerto Rico homebuilding operation for an additional three years. In August 1996, the $15,000,000 credit agreement was modified to increase the line of credit to $21,000,000 with the additional $6,000,000 being secured with land mortgages.

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

         1997 Cash Flows

         Net cash used in operating activities of $4,490,000 comprised an increase in inventories of $6,380,000, an increase in receivables of $4,310,000 and a net change in other operating assets and liabilities of $5,426,000, offset by net income of $203,000, an increase in accounts payable of $11,096,000 and net adjustments for non-cash items of $318,000.

         The increase in inventories is due primarily to Levitt's continued investment in two new development projects in the Florida region. The increase in receivables and accounts payable reflects the increase in construction volume where the Company acts as a general contractor.

         Net cash provided by investing activities of $966,000 comprised net proceeds from joint ventures of $1,201,000 offset by other net investing activities of $235,000.

         Net cash provided by financing activities of $535,000 comprised net proceeds from notes and mortgages payable of $926,000, offset by payments of cash dividends to common stockholders of $391,000.

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

                                     PART II

Item 6.    Exhibits and Reports on Form 8-K

           (a) See the accompanying Exhibit Index.

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



DATE:  May 15, 1997

                                                                       EXHIBIT A


                      STARRETT CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                     (In Thousands Except Per Share Amounts)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                            1997         1996
                                                           ------       ------
Weighted average number of shares outstanding during
 the period ........................................        6,261        6,261
                                                           ======       ======

Net Income .........................................       $  203       $1,168
                                                           ======       ======

     Earnings per Common Share .....................       $  .03       $  .19
                                                           ======       ======

                              STARRETT CORPORATION
                                  EXHIBIT INDEX

Exhibit                                                                    Page
-------                                                                    ----
10          Note Modification Agreement dated March 28, 1997            17 - 26
            made among Starrett Corporation, HRH Construction
            Corporation and Grenadier Realty Corp.