Form 10-Q
period 1997-06-30
STARRETT CORP /NY/
filed 1997-08-14
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                 Commission File No. 1-6736

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

Statement of Consolidated Financial Position - June 30, 1997......................................................3

Statement of Consolidated Financial Position -
 December 31, 1996................................................................................................4

Statements of Consolidated Operations - For the Six Months
 ended June 30, 1997 and 1996.....................................................................................5

Statements of Consolidated Operations - For the Three Months
 ended June 30, 1997 and 1996.....................................................................................6

Statements of Consolidated Stockholders' Equity - June 30, 1997
 and December 31, 1996............................................................................................7

Statements of Consolidated Cash Flows - For the Six Months
 ended June 30, 1997 and 1996.....................................................................................8

Notes to Consolidated Financial Statements........................................................................9

Management's Discussion of Financial Condition and
 Results of Operations...........................................................................................10

Signatures.......................................................................................................13

Exhibit A -       Computation of Primary Earnings per Share - For the
                  Six Months ended June 30, 1997 and 1996........................................................14

Exhibit B -       Computation of Primary Earnings per Share - For the
                  Three Months ended June 30, 1997 and 1996......................................................15

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  JUNE 30, 1997
                                 (In Thousands)
                                   (Unaudited)

ASSETS:
Cash and Cash Equivalents ..............................................................             $   5,277
Cash Restricted ........................................................................                 4,914
Receivables ............................................................................                49,483
Inventory of Real Estate ...............................................................               102,810
Investments in Joint Ventures...........................................................                 4,922

Property and Equipment-Net .............................................................                 3,677
Other Assets ...........................................................................                20,180
                                                                                                      --------

         Total..........................................................................              $191,263
                                                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable ......................................................................             $  41,654
 Current portion of long-term obligations ..............................................                 9,653
 Accrued liabilities  ..................................................................                11,956
                                                                                                      --------
         Total Liabilities Payable Within One Year......................................                63,263

Deferred Income taxes ..................................................................                 8,803
Other Liabilities ......................................................................                 1,311
Long-Term Obligations ..................................................................                60,526
                                                                                                      --------

         Total..........................................................................               133,903
                                                                                                       -------

Commitments and Contingencies


Minority Interest.......................................................................                 2,088
                                                                                                      --------

Stockholders' Equity
 Common stock-par value, $1.00; authorized,
  18,000 shares.........................................................................                 6,566
 Capital in excess of par value.........................................................                23,933
 Retained earnings......................................................................                27,690
 Pension liability adjustment...........................................................                (1,327)
 Shares held in treasury-at cost........................................................                (1,590)
                                                                                                       --------

Stockholders' Equity....................................................................                55,272
                                                                                                        ------

         Total .........................................................................              $191,263
                                                                                                      ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                DECEMBER 31, 1996
                                 (In Thousands)

ASSETS:
Cash and Cash Equivalents ........................................................     $  8,662
Cash Restricted...................................................................        4,487
Receivables       ................................................................       37,642
Inventory of Real Estate..........................................................       91,034
Investments in Joint Ventures.....................................................        6,155
Property and Equipment-Net........................................................        3,925
Other Assets      ................................................................       15,067
                                                                                       --------

     Total........................................................................     $166,972
                                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable................................................................     $ 22,716
  Current portion of long-term obligations .......................................        9,126
  Accrued liabilities.............................................................       14,565
                                                                                       --------
     Total Liabilities Payable Within One Year....................................       46,407

Deferred Income Taxes ............................................................        8,942
Other Liabilities  ...............................................................        1,311
Long-Term Obligations ............................................................       53,030
                                                                                       --------

     Total........................................................................      109,690
                                                                                       --------

Commitments and Contingencies
Minority Interest.................................................................        2,088

Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares..................................................................        6,566
  Capital in excess of par value..................................................       23,933
  Retained earnings...............................................................       27,612
  Pension liability adjustment....................................................       (1,327)
  Shares held in treasury-at cost.................................................       (1,590)
                                                                                       ---------

Stockholders' Equity..............................................................       55,194
                                                                                       --------

     Total........................................................................     $166,972
                                                                                       ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                 For The Six Months Ended June 30, 1997 and 1996
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                                          1997             1996
                                                                                        -------           -------
Revenues .........................................................................      $93,894           $71,281
Equity in Earnings of Joint Ventures..............................................          611             1,615
                                                                                        -------           -------

     Total Revenues...............................................................       94,505            72,896

Construction Costs................................................................       64,300            40,768
                                                                                        -------           -------

Income from Construction Contracts and
 Related Revenues.................................................................       30,205            32,128
                                                                                        -------           -------

Expenses:
 General and Administrative.......................................................       19,161            15,753
 Security Service Labor and Other Costs...........................................        4,282             5,611
 Selling..........................................................................        2,448             2,850
 Mortgage and Closing Costs.......................................................        2,505             3,208
 Interest.........................................................................          259               176
                                                                                        -------           -------

     Total........................................................................       28,655            27,598
                                                                                        -------           -------

Income before Income Taxes........................................................        1,550             4,530
Income Taxes .....................................................................          687             1,996
                                                                                        -------           -------

Net Income........................................................................      $   863           $ 2,534
                                                                                      =========         =========


Earnings per Common Share.........................................................         $.14              $.40
                                                                                      =========         =========

Weighted Average Number of Shares.................................................        6,261             6,261
                                                                                      =========         =========

Cash Dividends per Share..........................................................        $.125             $.125
                                                                                      =========         =========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                For The Three Months Ended June 30, 1997 and 1996
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                                          1997             1996
                                                                                        -------           -------
Revenues .........................................................................      $56,250           $36,691
Equity in Earnings of Joint Ventures..............................................          304               697
                                                                                        -------           -------

     Total Revenues...............................................................       56,554            37,388

Construction Costs................................................................       40,478            21,097
                                                                                        -------           -------

Income from Construction Contracts and
 Related Revenues.................................................................       16,076            16,291
                                                                                        -------           -------

Expenses:
 General and Administrative.......................................................        9,848             7,825
 Security Service Labor and Other Costs...........................................        2,211             3,015
 Selling..........................................................................        1,448             1,256
 Mortgage and Closing Costs.......................................................        1,248             1,611
 Interest.........................................................................          136               104
                                                                                        -------           -------

     Total........................................................................       14,891            13,811
                                                                                        -------           -------

Income before Income Taxes........................................................        1,185             2,480
Income Taxes .....................................................................          525             1,114
                                                                                        -------           -------

Net Income........................................................................      $   660           $ 1,366
                                                                                        =======           =======
Earnings per Common Share.........................................................         $.11              $.22
                                                                                        =======           =======

Weighted Average Number of Shares.................................................        6,261             6,261
                                                                                        =======           =======

Cash Dividends per Share..........................................................       $.0625            $.0625
                                                                                        =======           =======

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                                          June 30,   December 31,
                                                                                           1997         1996
                                                                                           ----         ----
Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,402 shares........................................      $ 6,566      $ 6,566

Capital in Excess of Par Value......................................................       23,933       23,933

Retained Earnings ..................................................................       27,690       27,612

Pension Liability Adjustment........................................................       (1,327)      (1,327)

Less:    Shares Held in Treasury - at cost;
         1997 and 1996, 305,442 shares..............................................       (1,590)      (1,590)
                                                                                          -------      -------

TOTAL COMMON STOCKHOLDERS' EQUITY...................................................      $55,272      $55,194
                                                                                          =======      =======

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                 For The Six Months Ended June 30, 1997 and 1996
                                 (In Thousands)
                                   (Unaudited)

                                                                                           1997          1996
                                                                                           ----          ----

OPERATING ACTIVITIES:
Net income..........................................................................     $    863     $  2,534
Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation and amortization.....................................................        1,265        1,323
  Deferred income taxes.............................................................         (139)         702
  Equity in earnings in joint ventures..............................................         (611)      (1,615)

  Changes in operating assets and liabilities:
   Cash Restricted..................................................................         (427)
   Receivables......................................................................      (11,841)      (6,529)
   Inventories......................................................................      (11,776)     (26,967)
   Accounts payable.................................................................       18,938       11,707
   Other assets.....................................................................       (5,772)      (4,182)
   Accrued liabilities..............................................................       (2,609)      (1,703)
                                                                                         --------      -------

Net cash used in operating activities...............................................      (12,109)     (24,730)
                                                                                         --------      -------

INVESTING ACTIVITIES:
Investment in joint ventures........................................................                    (1,015)
Proceeds from joint ventures........................................................        1,844        4,658
Investments in and advances to partnerships.........................................            4           80
Purchase of property and equipment..................................................         (362)      (1,022)
                                                                                         --------      -------

Net cash provided by (used in) investing activities.................................        1,486        2,701
                                                                                         --------      -------

FINANCING ACTIVITIES:
Repayment of long term obligations..................................................      (14,670)     (23,692)
Proceeds from long term obligations.................................................       22,693       37,240
Proceeds from minority interest.....................................................                     1,885
Payment of cash dividends to common
 stockholders.......................................................................         (785)        (391)
                                                                                         --------      -------

Net cash provided by financing activities...........................................        7,238       15,042
                                                                                         --------      -------

Decrease in cash and cash equivalents...............................................       (3,385)      (6,987)

Cash and cash equivalents beginning of period.......................................        8,662       10,762
                                                                                         --------      -------

Cash and cash equivalents end of period.............................................     $  5,277     $  3,775
                                                                                         ========      =======

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of Starrett Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the six months ended June 30, 1997 and 1996 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1996 amounts have been reclassified to conform with the 1997 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
         COMPARISON OF SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         During the six and three months ended June 30, 1997, the Company had income before income taxes of $1,550,000 and $1,185,000 as compared with $4,530,000 and $2,480,000 in 1996, and net income of $863,000 or $.14 a share and $660,000 or $.11 a share as compared to $2,534,000 or $.40 a share and $1,366,000 or $.22 a share for the similar periods in 1996.

     The decrease in income was attributable to Levitt, the Company's single family home building subsidiary and Grenadier, the Company's management subsidiary.

     Levitt's revenues decreased $4,904,000 for the six months ended June 30, 1997 as compared to the similar period in 1996, offset by a $30,306,000 increase in revenues from HRH, the Company's construction subsidiary, on construction performed as a general contractor. HRH had an increase in revenues for the three months ended June 30, 1997 in the amount of $19,829,000. HRH the Company's construction manager has increased the volume of its work it performs as a general contractor as opposed to its construction management activities and in accordance with accounting guidelines, must reflect construction volume on a gross basis in the Statement of Operations. Because gross revenues from general contractor work include subcontractor costs incurred by the Company, which are also included in construction costs, the increase in gross revenues does not increase the operating income of the Company.

         House sales decreased during the six months ended June 30, 1997 as compared to 1996, due to lower deliveries in both Levitt's Puerto Rico and Florida regions. The decrease in deliveries in Puerto Rico was caused by construction delays resulting from excessive rains during the fourth quarter of 1996 and the first quarter of 1997. The decrease in deliveries in Florida was due to the timing of communities nearing completion and the introduction of new projects and product lines. Levitt expects increased revenues as homes in the new projects are completed during the third and fourth quarter of 1997.

         House sales increased $1,329,000 during the three months ended June 30, 1997, as compared to 1996, due to homes delivered in the Company's Puerto Rico region having a significantly higher average sale price. The increase in average sale price was due to the change in product mix.

         Levitt's equity in earnings of joint ventures decreased $1,004,000 and $393,000 for the six and three months ended June 30, 1997 as compared to the same period in 1996, primarily due to a decrease in home deliveries in the joint venture communities which are nearing completion.

         Levitt's backlog of homes contracted for sale at June 30, 1997 was $127,014,000 compared to $109,313,000 at June 30, 1996. Included in Levitt's sales backlog at June 30,

1997 and 1996 is $55,739,000 and $35,827,000, respectively, which constitutes the full backlog from joint ventures in which Levitt has interests ranging from 50% to 75%.


         Grenadier reported a decrease in operating income which commenced in the fourth quarter of 1996 and continues into 1997, due to the assumption by Grenadier of certain administrative expenses previously reimbursed under a management contract and the loss of a major security service contract in one of its subsidiaries.

         General and administrative expenses increased $3,408,000 and $2,023,000 for the six and three months ended June 30, 1997 principally due to the expansion of HRH into the interiors construction business, but also to the expansion of operations in other segments of the Company's business.

         Security service labor and other costs decreased $1,329,000 and $804,000 for the six and three months ended June 30, 1997 as a result of the loss of a major security contract and the reduction of security forces.

         Selling, mortgage and closing costs decreased $1,105,000 and $171,000 for the six and three months ended June 30, 1997 resulting from the decrease in house sales in Levitt Corporation.

         Interest expense increased $83,000 and $32,000 for the six and three months ended June 30, 1997 resulting from additional borrowings by Starrett for various development and working capital requirements.

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

         Homebuilding Operations

         The Company generally meets its land acquisition, development and construction needs through mortgage loans and unsecured revolving credit facilities. During March 1996, the Company renewed and extended its $15,000,000 revolving unsecured credit agreement used to finance its Puerto Rico homebuilding operation for an additional three years. In June 1997, the $15,000,000 credit agreement was modified to increase the line of credit to $24,000,000 with the additional $8,000,000 being secured with land mortgages in Puerto Rico.

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

         1997 Cash Flows

         Net cash used in operating activities of $12,109,000 comprised an increase in inventories of $11,776,000, an increase in receivables of $11,841,000 and a net change in other operating assets and liabilities of $8,808,000, offset by net income of $863,000, an increase in accounts payable of $18,938,000 and net adjustments for non-cash items of $515,000.

         The increase in inventories is due primarily to Levitt's continued investment in two new development projects in the Florida region. The increase in receivables and accounts payable reflects the increase in construction volume on projects where the Company acts as a general contractor.

         Net cash provided by investing activities of $1,486,000 comprised net proceeds from joint ventures of $1,844,000 offset by other net investing activities of $358,000.

         Net cash provided by financing activities of $7,238,000 comprised net proceeds from notes and mortgages payable of $8,023,000, offset by payments of cash dividends to common stockholders of $785,000.

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


DATE:  August 13, 1997

                                                                       EXHIBIT A
                      STARRETT CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                     (In Thousands Except Per Share Amounts)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                            1997         1996
                                                                                            ----         ----
Weighted average number of shares outstanding during
 the period.........................................................................        6,261        6,261
                                                                                            =====        =====



Net Income..........................................................................         $863       $2,534
                                                                                             ====       ======



Primary earnings per share:


     Net Income.....................................................................         $.14         $.40
                                                                                             ====         ====

                                                                       EXHIBIT B
                      STARRETT CORPORATION AND SUBSIDIARIES
                EXHIBIT SETTING FORTH THE COMPUTATION OF PRIMARY
                         EARNINGS PER SHARE INFORMATION
                     (In Thousands Except Per Share Amounts)

                                                                                          THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                            1997        1996
                                                                                            ----        ----
Weighted average number of shares outstanding during
 the period.........................................................................        6,261        6,261
                                                                                            =====        =====




Net Income..........................................................................         $660       $1,366
                                                                                             ====       ======



Primary earnings per share:


     Net Income.....................................................................         $.11         $.22
                                                                                             ====         ====