Form 10-Q
period 1997-09-30
STARRETT CORP /NY/
filed 1997-11-14
CIK 93675

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997                Commission File No. 1-6736

                              STARRETT CORPORATION

             (Exact Name of Registrant as specified in its charter)

NEW YORK                                                            13-5411123
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                            Identification No.)

ONE PARK AVENUE, NEW YORK, NEW YORK                                      10016
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code               (212)616-3200

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

                        6,566,402 shares of common stock.

                      STARRETT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Consolidated Financial Statements:

Statement of Consolidated Financial Position - September 30, 1997............3

Statement of Consolidated Financial Position - December 31, 1996.............4

Statements of Consolidated Operations - For the Nine Months
 ended September 30, 1997 and 1996...........................................5

Statements of Consolidated Operations - For the Three Months
 ended September 30, 1997 and 1996...........................................6

Statements of Consolidated Stockholders' Equity - September 30, 1997
 and December 31, 1996.......................................................7

Statements of Consolidated Cash Flows - For the Nine Months
 ended September 30, 1997 and 1996...........................................8

Notes to Consolidated Financial Statements...................................9

Management's Discussion of Financial Condition and
 Results of Operations......................................................12

Signatures..................................................................15

Exhibit A - Computation of Primary Earnings per Share - For the
            Nine Months ended September 30, 1997 and 1996...................16

Exhibit B - Computation of Primary Earnings per Share - For the
            Three Months ended September 30, 1997 and 1996..................17

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               SEPTEMBER 30, 1997
                                 (In Thousands)
                                   (Unaudited)

ASSETS:
Cash and Cash Equivalents .........................................   $   2,216
Cash Restricted ...................................................       6,032
Receivables .......................................................      54,547
Inventory of Real Estate ..........................................     106,413
Investments in Joint Ventures .....................................       4,045

Property and Equipment-Net ........................................       3,846
Other Assets ......................................................      21,899
                                                                      ---------

      Total .......................................................   $ 198,998
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
 Accounts payable .................................................   $  44,509
 Current portion of long-term obligations .........................      16,108
 Accrued liabilities ..............................................      13,013
                                                                      ---------
      Total Liabilities Payable Within One Year ...................      73,630

Deferred Income taxes .............................................       9,512
Other Liabilities .................................................       1,311
Long-Term Obligations .............................................      56,078
                                                                      ---------

      Total .......................................................     140,531
                                                                      ---------

Commitments and Contingencies

Minority Interest .................................................       2,157
                                                                      ---------

Stockholders' Equity
 Common stock-par value, $1.00; authorized,
  18,000 shares ...................................................       6,566
 Capital in excess of par value ...................................      23,933
 Retained earnings ................................................      28,728
 Pension liability adjustment .....................................      (1,327)
 Shares held in treasury-at cost ..................................      (1,590)
                                                                      ---------

Stockholders' Equity ..............................................      56,310
                                                                      ---------

      Total .......................................................   $ 198,998
                                                                      =========

                See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                DECEMBER 31, 1996
                                 (In Thousands)

ASSETS:
Cash and Cash Equivalents .....................................       $   8,662
Cash Restricted ...............................................           4,487
Receivables ...................................................          37,642
Inventory of Real Estate ......................................          91,034
Investments in Joint Ventures .................................           6,155
Property and Equipment-Net ....................................           3,925
Other Assets ..................................................          15,067
                                                                      ---------

     Total ....................................................       $ 166,972
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Payable Within One Year:
  Accounts payable ............................................       $  22,716
  Current portion of long-term obligations ....................           9,126
  Accrued liabilities .........................................          14,565
                                                                      ---------
     Total Liabilities Payable Within One Year ................          46,407

Deferred Income Taxes .........................................           8,942
Other Liabilities .............................................           1,311
Long-Term Obligations .........................................          53,030
                                                                      ---------

     Total ....................................................         109,690
                                                                      ---------

Commitments and Contingencies
Minority Interest .............................................           2,088
                                                                      ---------

Stockholders' Equity:
  Common stock-par value, $1.00; authorized,
   18,000 shares ..............................................           6,566
  Capital in excess of par value ..............................          23,933
  Retained earnings ...........................................          27,612
  Pension liability adjustment ................................          (1,327)
  Shares held in treasury-at cost .............................          (1,590)
                                                                      ---------

Stockholders' Equity ..........................................          55,194
                                                                      ---------

     Total ....................................................       $ 166,972
                                                                      =========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
              For The Nine Months Ended September 30, 1997 and 1996
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                            1997          1996
                                                          --------      --------

Revenues ...........................................      $168,222      $106,367
Equity in Earnings of Joint Ventures ...............           925         2,501
                                                          --------      --------

     Total Revenues ................................       169,147       108,868

Construction Costs .................................       121,402        60,607
                                                          --------      --------

Income from Construction Contracts and
 Related Revenues ..................................        47,745        48,261
                                                          --------      --------

Expenses:
 General and Administrative ........................        28,478        23,498
 Security Service Labor & Other Costs ..............         6,305         8,274
 Selling ...........................................         4,398         4,081
 Mortgage and Closing Costs ........................         3,779         4,789
 Interest ..........................................           431           289
                                                          --------      --------

     Total .........................................        43,391        40,931
                                                          --------      --------

Income before Income Taxes .........................         4,354         7,330
Income Taxes .......................................         2,062         3,284
                                                          --------      --------

Net Income .........................................      $  2,292      $  4,046
                                                          ========      ========

Earnings per Common Share:

Net Income .........................................      $    .37      $    .65
                                                          ========      ========

Weighted average number of shares ..................         6,261         6,261
                                                          ========      ========

Cash Dividends per Share ...........................      $  .1875      $  .1875
                                                          ========      ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
             For The Three Months Ended September 30, 1997 and 1996
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                            1997          1996
                                                          --------      --------

Revenues ...........................................       $74,328       $35,086
Equity in Earnings of Joint Ventures ...............           314           886
                                                           -------       -------

     Total Revenues ................................        74,642        35,972

Construction Costs .................................        57,102        19,839
                                                           -------       -------

Income from Construction Contracts and
 Related Revenues ..................................        17,540        16,133

Expenses:
 General and Administrative ........................         9,317         7,745
 Security Service Labor & Other Costs ..............         2,023         2,663
 Selling ...........................................         1,950         1,231
 Mortgage and Closing Costs ........................         1,274         1,581
 Interest ..........................................           172           113
                                                           -------       -------

     Total .........................................        14,736        13,333
                                                           -------       -------

Income before Income Taxes .........................         2,804         2,800
Income Taxes .......................................         1,375         1,288
                                                           -------       -------

Net Income .........................................       $ 1,429       $ 1,512
                                                           =======       =======
Earnings per Common Share:

Net Income .........................................       $   .23       $   .25
                                                           =======       =======

Weighted average number of shares ..................         6,261         6,261
                                                           =======       =======

Cash Dividends per Share ...........................       $ .0625       $ .0625
                                                           =======       =======

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------

Common Stock - Par Value, $1.00; Authorized,
 18,000,000 shares; Issued, 6,566,402 shares .......  $  6,566       $  6,566

Capital in Excess of Par Value .....................    23,933         23,933

Retained Earnings ..................................    28,728         27,612

Pension Liability Adjustment .......................    (1,327)        (1,327)

Less: Shares Held in Treasury - at cost; 1997
       and 1996, 305,442 shares ....................    (1,590)        (1,590)
                                                      --------       --------

TOTAL STOCKHOLDERS' EQUITY .........................  $ 56,310       $ 55,194
                                                       ========       ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              For The Nine Months Ended September 30, 1997 and 1996
                                 (In Thousands)
                                   (Unaudited)

                                                            1997         1996
                                                          --------     --------
OPERATING ACTIVITIES:
Net income ...........................................    $  2,292     $  4,046

Adjustments to reconcile net income to net cash
 Used in operating activities:
  Depreciation and amortization ......................       1,948        1,757
  Deferred income taxes ..............................         570        1,229
  Equity in earnings of joint ventures ...............        (925)      (2,501)

  Changes in operating assets and liabilities:
   Cash Restricted ...................................      (1,545)
   Receivables .......................................     (16,905)     (13,383)
   Inventories .......................................     (15,379)     (36,236)
   Accounts payable ..................................      21,793       24,365
   Other assets ......................................      (8,104)      (4,798)
   Accrued liabilities ...............................      (1,552)      (1,290)
                                                          --------     --------

Net cash used in operating activities ................     (17,807)     (26,811)
                                                          --------     --------

INVESTING ACTIVITIES:
Investments in joint ventures ........................        (110)      (1,401)
Distributions from joint ventures ....................       3,145        5,183
Distributions from partnerships - net ................           4           83
Purchase of property and equipment ...................        (601)      (1,177)
                                                          --------     --------

Net cash provided by investing activities ............       2,438        2,688
                                                          --------     --------

FINANCING ACTIVITIES:
Repayment of long term obligations ...................     (26,408)     (27,915)
Proceeds from long term obligations ..................      36,438       47,627
Proceeds from minority interest ......................          69        1,885
Payment of cash dividends to common
 stockholders ........................................      (1,176)      (1,176)
                                                          --------     --------

Net cash provided by financing activities ............       8,923       20,421
                                                          --------     --------

Net decrease in cash and cash equivalents ............      (6,446)      (3,702)

Cash and cash equivalents beginning of period ........       8,662       10,762
                                                          --------     --------

Cash and cash equivalents end of period ..............    $  2,216     $  7,060
                                                          ========     ========

                 See Notes to Consolidated Financial Statements

                      STARRETT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements of Starrett Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the nine months ended September 30, 1997 and 1996 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For comparability purposes, certain 1996 amounts have been reclassified to conform with the 1997 classifications. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

1.    Legal Proceedings

             On October 16, 1997, the Company entered into a Merger Agreement with an entity (the "Purchaser") indirectly owned by affiliates of Lawrence Ruben Company, Inc., Blackacre Capital Group, Amroc Investments and Argent Ventures, under which the Purchaser has made a cash tender offer for all of the outstanding shares of the Company's Common Stock as at purchase price of $12.25 per share.

             On October 22, 1997 a complaint captioned Starrett Acquisition, Inc., v. Starrett Corporation et al., Index No. 605392/97, was filed in the Supreme Court of the State of New York, County of New York. The complaint was brought by Starrett Acquisition, Inc. ("SAI"), of which Jacob Frydman is the President. SAI had been a party to an agreement and plan of merger with the Company (such agreement as subsequently replaced, the "Frydman Agreement") entered into in July 1997 providing for cash consideration to the Company's shareholders of $12.25 per share. On
      August 21, 1997, the Company notified Mr. Frydman that it had terminated the Frydman Agreement as a consequence of his failure to deliver to the Company a commitment for Mr. Frydman's financing of the transactions contemplated by the Frydman Agreement reasonably acceptable to the Company and his failure to deliver a $5,000,000 letter of credit required to be delivered by him. The complaint filed by SAI alleges, among other things, that the Company is in breach of certain contractual obligations to the plaintiff arising out of the Frydman Agreement and subsequent negotiations between the Company and Frydman. The complaint seeks specific performance of the Company's alleged contractual obligations to the plaintiff, injunctive relief with the respect to the tender offer commenced by the Purchaser and unspecified damages. The Company believes that the allegations contained in the complaint are without merit, and the Company and Purchaser intend to vigorously contest the action.

             On October 23, 1997, the court denied the plaintiff's motion for a preliminary injunction. Counsel to Mr. Frydman has informed the Company that he will not appeal the decision. Unspecified damages claims by Mr. Frydman remain outstanding.

             On November 10, 1997, an action captioned J. Arthur Johnson, et al., v. Paul Milstein, et al. (Index No. 120975/97) was filed in the Supreme Court of the State of New York, County of New York. The action was filed by the named plaintiffs on behalf of themselves and a purported class consisting of the other shareholders of the Company. The Company, Purchaser, Purchaser's immediate parent, and certain current and former directors of the Company are named as defendants. The plaintiffs allege, among other things, that such directors breached their fiduciary duty to the Company by (i) entering into the Merger Agreement with the Purchaser and failing to pursue a bid for the Company at $12.50 per share in violation of a duty to maximize shareholder value, and (ii) failing to sufficiently disclose material information concerning the $12.50 per share bid in the Company's Solicitation/Recommendation Statement on
      Schedule 14D-9. The complaint seeks certification of the class, specific performance of said directors' fiduciary duties to the plaintiffs (including conducting a market check and considering all bona fide offers for the Company), injunctive relief with respect to consummation of transaction with Purchaser, rescission of such transaction if it is consummated and rescissionary damages, rescission of certain allegedly improper agreements entered into by certain of said directors in connection with the Merger Agreement, costs and unspecified damages. The Company believes that it and its directors fully complied with their fiduciary duties and made a proper evaluation of all bids that were received. The Company, Purchaser and its parent intend to vigorously contest the action.

2.    Recently Issued Accounting Pronouncements

             The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

             Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS COMPARISON OF NINE AND THREE MONTHS
                        ENDED SEPTEMBER 30, 1997 AND 1996

      During the nine and three months ended September 30, 1997, the Company had income before income taxes of $4,354,000 and $2,804,000 as compared to $7,330,000 and $2,800,000 in 1996, and net income of $2,292,000 or $.37 a share and $1,429,000 or $.23 a share as compared to $4,046,000 or $.65 a share and $1,512,000 or $.25 a share for the similar periods in 1996.

      The decrease in income for the nine months ended September 30, 1997 was attributable to a decrease in income in Levitt, the Company's single family home building subsidiary and Grenadier, the Company's management subsidiary.

      Revenues for the nine months ended September 30, 1997 increased $60,279,000 primarily due to an increase of $59,022,000 in HRH, the Company's construction subsidiary, on construction performed as a general contractor.

      HRH the Company's construction manager has increased the volume of its work it performs as a general contractor as opposed to its construction management activities and in accordance with accounting guidelines, reflects construction volume on a gross basis in the Statement of Operations. Because gross revenues from general contractor work include subcontractor costs incurred by the Company, which are also included in construction costs, the increase in gross revenues does not increase the operating income of the Company.

      Levitt's Florida region is involved in several joint ventures. Equity in earnings in these joint ventures decreased $1,576,000 during the nine months ended September 30, 1997, as compared to the same period in 1996, primarily due to a decrease in home deliveries in the joint venture communities which are nearing completion. New joint venture activity will occur in the fourth quarter of 1997 and thereafter as homes in these ventures are delivered.

      Revenues for the three months ended September 30, 1997 increased $39,242,000 primarily due to an increase of $28,715,000 in HRH on construction performed as a general contractor and $10,800,000 in Levitt Corporation.

      The increase in Levitt's revenues is due to an $8,600,000 increase in house sales, a $2,700,000 increase in lot sales and a decrease of $572,000 in equity in earnings of joint ventures. The increase in house sales was due to higher home deliveries in the Company's Florida region having a significantly higher average sale price. The increase in deliveries in the Florida region was due to a new project opening combined with changes in product mix in existing lines.

      Levitt's backlog of homes contracted for sale at September 30, 1997 was $124,803,000 compared to $105,723,000 at September 30, 1996. Included in
Levitt's sales backlog at

September 30, 1997 and 1996 is $59,847,000 and $35,469,000, respectively, which constitutes the full backlog from joint ventures in which Levitt has interests ranging from 50% to 75%.

      Grenadier reported a decrease in operating income which commenced in the fourth quarter of 1996 and continues into 1997, due to the assumption by Grenadier of certain administrative expenses previously reimbursed under a management contract and the loss of a major security service contract in one of its subsidiaries.

      General and administrative expenses increased $4,980,000 and $1,572,000 for the nine and three months ended September 30, 1997 principally due to the expansion of HRH into the interiors construction business, but also to the expansion of operations in other segments of the Company's business.

      Security service labor and other costs decreased $1,969,000 and $640,000 for the nine and three months ended September 30, 1997 as a result of the loss of a major security contract and the reduction of security forces.

      Interest expense increased $142,000 and $59,000 for the nine and three months ended September 30, 1997 resulting from additional borrowings by Starrett for various development and working capital requirements.

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

      Homebuilding Operations

      The Company generally meets its land acquisition, development and construction needs through mortgage loans and unsecured revolving credit facilities. During March 1996, the Company renewed and extended its $15,000,000 revolving unsecured credit agreement used to finance its Puerto Rico homebuilding operation for an additional three years. In June 1997, the $15,000,000 credit agreement was modified to increase the line of credit to $23,000,000 with the additional $8,000,000 being secured with land mortgages in Puerto Rico.

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

      1997 Cash Flows

      Net cash used in operating activities of $17,807,000 comprised an increase in inventories of $15,379,000, an increase in receivables of $16,905,000 and a net change in other operating assets and liabilities of $11,201,000, offset by net income of $2,292,000, an increase in accounts payable of $21,793,000 and net adjustments for non-cash items of $1,593,000.

      The increase in inventories is due primarily to Levitt's continued investment in two new development projects in the Florida region. The increase in receivables and accounts payable reflects the increase in construction volume on projects where the Company acts as a general contractor.

      Net cash provided by investing activities of $2,438,000 comprised net proceeds from joint ventures of $3,145,000 offset by other net investing activities of $707,000.

      Net cash provided by financing activities of $8,923,000 comprised net proceeds from notes and mortgages payable of $10,030,000, and other items of $69,000, offset by payments of cash dividends to common stockholders of $1,176,000.

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

DATE: November 14, 1997

                                EXHIBIT INDEX

Exhibit A - Computation of Primary Earnings per Share - For the
            Nine Months ended September 30, 1997 and 1996...................16

Exhibit B - Computation of Primary Earnings per Share - For the
            Three Months ended September 30, 1997 and 1996..................17